Form 10-Q
period 1996-03-31
VIASOFT INC /DE/
filed 1996-05-14
CIK 935418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q
                              ---------------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

                         Commission File Number 0-25472

                                  VIASOFT, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                      94-2892506
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 3033 North 44th Street, Phoenix, Arizona 85018
               (Address of principal executive offices) (Zip Code)

                                 (602) 952-0050
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               Yes [ X ]     No [ ]

As of April 30, 1996, there were outstanding 8,278,535 shares of Common Stock, par value $.001 per share, of VIASOFT, Inc.

                         VIASOFT, INC. AND SUBSIDIARIES
                                      INDEX

                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

          Balance Sheets as of March 31, 1996
          and June 30, 1995
                                                                            3
          Statements of Operations for the three and
          nine months ended March 31, 1996 and 1995                         4

          Statements of Cash Flows for the nine
          months ended March 31, 1996  and 1995                             5

          Notes to Financial Statements                                     6

 Item 2.  Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                14

 Item 6.  Exhibits and Reports on Form 8-K                                 15

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       ( in thousands, except share data)
                                                                           March 31,   June 30,
                                                                             1996        1995
                                                                           --------    --------
                                     ASSETS                               (unaudited)
Current assets:
     Cash and cash equivalents                                             $  5,077    $  7,680
     Investments, at amortized cost                                          21,404      12,875
     Accounts receivable (less allowance for doubtful accounts
         of $294 and $391, respectively)                                     10,363       8,686
     Prepaid expenses and other                                                 545         673
                                                                           --------    --------
         Total current assets                                                37,389      29,914
                                                                           --------    --------

Furniture and equipment:
     Computer equipment                                                       2,506       1,818
     Office furniture and equipment and leasehold improvements                1,762       1,585
     Capitalized leased equipment                                               263         587
                                                                           --------    --------
         Total furniture and equipment                                        4,531       3,990
     Less:  Accumulated depreciation                                         (2,714)     (2,335)
                                                                           --------    --------
         Furniture and equipment, net                                         1,817       1,655
                                                                           --------    --------

Other assets:
     Accounts receivable due after one year                                      45         336
     Prepaid royalties                                                          300          68
     Deferred tax assets                                                         52         252
     Deposits and other                                                         466         358
     Cost in excess of net assets acquired, net                                --            31
                                                                           --------    --------
         Total other assets                                                     863       1,045
                                                                           --------    --------
         Total assets                                                      $ 40,069    $ 32,614
                                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $  1,064    $    481
     Accrued compensation                                                     1,087         866
     Accrued income taxes                                                       649          78
     Other accrued expenses                                                   2,423       1,969
     Deferred revenue                                                         9,157       8,482
     Current maturities of obligations under capital leases                      27          88
                                                                           --------    --------
         Total current liabilities                                           14,407      11,964
                                                                           --------    --------
Deferred revenue, recognized after one year                                     385         185
                                                                           --------    --------
Obligations under capital leases, less current maturities                        23          42
                                                                           --------    --------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares authorized,
         no shares issued or outstanding                                       --          --
     Common stock, $.001 par value, 24,000,000 shares authorized,
         8,174,044 and 7,974,548 shares issued and outstanding at
         December 31 and June 30, 1995, respectively                              8           8
     Capital in excess of par value                                          27,180      26,362
     Common stock subscriptions receivable                                      (60)       (258)
     Accumulated deficit                                                     (1,859)     (5,711)
     Cumulative translation adjustment                                           13          22
     Less cost of common stock in treasury, 997 shares at March 31, 1996
         and none at June 30, 1995                                              (28)       --
                                                                           --------    --------
         Total stockholders' equity                                          25,254      20,423
                                                                           --------    --------
         Total liabilities and stockholders' equity                        $ 40,069    $ 32,614
                                                                           ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ( in thousands, except per share data)
                                   (unaudited)

                                                 Three Months Ended       Nine Months Ended
                                                      March 31,               March 31,
                                                --------------------    --------------------
                                                  1996        1995       1996         1995
                                                --------    --------    --------    --------
Revenue:
       Software license fees                    $  3,977    $  3,369    $ 12,253    $ 10,039
       Maintenance fees                            3,608       3,011      10,487       8,827
       Professional services fees                  2,748       1,177       6,223       2,941
       Other                                          28          48          95         129
                                                --------    --------    --------    --------
             Total revenue                        10,361       7,605      29,058      21,936
                                                --------    --------    --------    --------

Operating cost and expense:
       Cost of software license and
             maintenance fees                        683         642       2,139       2,010
       Cost of professional services fees          1,833       1,019       4,812       2,737
       Sales and marketing                         4,271       3,537      12,136       9,838
       Research and development                    1,030         768       3,075       2,319
       General and administrative                  1,174         625       2,699       1,932
                                                --------    --------    --------    --------
             Total operating cost and expense      8,991       6,591      24,861      18,836
                                                --------    --------    --------    --------

Income from operations                             1,370       1,014       4,197       3,100
                                                --------    --------    --------    --------

Other income (expense):
       Interest income                               378         124       1,005         219
       Interest expense                               (4)         (8)         (9)        (23)
       Other income (expense), net                   (42)        (29)        (45)        (47)
                                                --------    --------    --------    --------
             Total other income                      332          87         951         149
                                                --------    --------    --------    --------

Income before income taxes                         1,702       1,101       5,148       3,249
       Provision for income taxes                    432          55       1,297         302
                                                --------    --------    --------    --------
Net income                                      $  1,270    $  1,046    $  3,851    $  2,947
                                                ========    ========    ========    ========

Earnings per common and
       common share equivalent                  $   0.15    $   0.14    $   0.45    $   0.43
                                                ========    ========    ========    ========
Weighted average number of common
       and common share equivalents
       outstanding                                 8,639       7,259       8,610       6,879
                                                ========    ========    ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( in thousands)
                                   (unaudited)
                                                                       Nine Months Ended
                                                                            March 31
                                                                      --------------------
                                                                        1996        1995
                                                                      --------    --------
Operating activities:
Net income                                                            $  3,851    $  2,947
                                                                      --------    --------
Adjustments to reconcile net income to net
      cash  provided  by  operating activities:
      Depreciation and amortization                                        506         491
      Loss on disposal of assets                                             7          16
      Compensation expense related to employee stock option plan           202        --
Changes in operating assets and liabilities:
      Decrease (Increase) in accounts receivable                        (1,386)      1,008
      Increase in prepaid royalties and expenses                          (103)       (207)
      (Increase)Decrease in deferred tax assets                            200        (172)
      Increase in deposits and other                                       (62)       (277)
      Increase in accrued income taxes                                     609          10
      Increase in accounts payable and other accrued expenses            1,056         134
      Increase(Decrease) in accrued compensation                           221        (434)
      Increase(Decrease) in deferred revenue                               818         (16)
                                                                      --------    --------
           Total adjustments                                             2,068         553
                                                                      --------    --------
                Net cash provided by operating activities                5,919       3,500
                                                                      --------    --------

Investing activities:
      Capital expenditures                                                (676)       (496)
      Purchase of investments                                          (34,219)    (12,135)
      Investment maturities                                             25,675        --
                                                                      --------    --------
                Net cash used in investing activities                   (9,220)    (12,631)
                                                                      --------    --------

Financing activities:
      Principal payments under equipment lease obligations                 (80)       (146)
      Net proceeds from initial public offering                           --        12,140
      Purchase of treasury stock                                           (28)       --
      Proceeds from issuance of common stock                               616          35
      Payments received on common stock subscriptions receivable           199           7
                                                                      --------    --------
                Net cash provided by (used in) financing activities        707      12,036
                                                                      --------    --------

Effect of exchange rate changes on cash                                     (9)         16
                                                                      --------    --------
Net decrease in cash and cash equivalents                               (2,603)      2,921
Cash and cash equivalents, beginning period                              7,680       4,099
                                                                      --------    --------
Cash and cash equivalents, end of period                              $  5,077    $  7,020
                                                                      ========    ========

Supplemental cash flow information:
      Interest paid                                                   $      9    $     23
      Income taxes paid                                                    383         500
      Capital lease obligations incurred                                  --            77

 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                        Nine months Ended March 31, 1996
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of VIASOFT, Inc. and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month period ended March 31, 1996 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

     Cash and Cash Equivalents and Investments

     The Company's policy is to invest cash in excess of operating requirements in income-producing investments. Temporary cash investments are all highly liquid investments with maturities of three months or less when purchased and are considered to be cash equivalents for the statement of cash flows purposes. Investments in commercial paper, banker's acceptances, government-backed securities, and US Treasury bills, all of which are stated at amortized cost and approximate fair market value, are classified as "held-to-maturity" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

     Earnings per Common and Common Share Equivalent

     Earnings per share is computed by dividing net income by the weighted average number of common and common share equivalents assumed outstanding during the period. Primary and fully diluted earnings per share are considered to be the same in all periods presented. For purposes of these calculations, the Series B preferred stock, which was converted into 4,423,907 shares of common stock upon the closing of the Company's initial public offering on March 8, 1995, has been assumed to have been converted on a one-for-three basis into shares of common stock as of the beginning of each period presented to give effect to the one-for-three reverse split of the common stock in December, 1994.

Item 2.  Management's   Discussion  and  Analysis  of   Consolidated   Financial
         Condition and Results of Operations.

Overview

     The Company derives its revenue primarily from software license fees, software maintenance fees, and professional services fees. The Company's software is licensed primarily to Fortune 1000 companies and similarly sized businesses and governmental organizations worldwide. Professional services are provided in conjunction with the license or installation of software products and are also provided separately to similar organizations. The Company's products and services are marketed through its United States sales force, both domestically and in Latin America, and in other international markets through foreign subsidiaries and independent distributors.

     The Company's revenue and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of the customer evaluation process for Company products, the timing of customer system conversions, and, to a lesser extent, the Company's sales commission practices, which are based partly on quarterly incentives and annual quotas, and other factors. The Company's professional services revenue tends to fluctuate due to the completion or commencement of significant projects, which may continue over multiple quarters, the number of working days in a quarter and the utilization rate of professional services personnel. The Company has little or no backlog. Therefore, quarterly revenue and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. The Company has often recognized a substantial portion of its license revenue in the last month of the quarter, frequently in the last week. A significant portion of the Company's operating expenses is relatively fixed, since personnel levels and other expenses are based upon anticipated revenues. Because a substantial portion of these revenues may not be generated until the end of each quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These important factors can cause significant variation in operating results from quarter to quarter. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     The Company's ability to compete successfully in the sale of both its products and services will depend in large part upon its ability to successfully implement its strategy of selling products and services as a total solution as well as its ability to attract new customers, sell new products and services, deliver and support product enhancements to its existing customers, and respond effectively to continuing technological change by developing new products and services. If license sales, maintenance renewals, or pricing levels of the Company's primary product line, Existing Systems WorkbenchTM ("ESW") products were to decline materially, whether as a result of technological change, competition, or any other factors, the Company's business, results of operations and financial condition would be adversely affected.

     The Company's estimates of commercial availability of its products are subject to change, based on factors not within the Company's control, such as the availability of suitable beta test sites, customer requirements, and test results, among others.

     The foregoing important factors, together with others previously described in the Company filings with the Securities and Exchange Commission, could cause the Company's results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Comparison of Three Months Ended March 31, 1996 and March 31, 1995

     Revenues. Total revenues were $10,361,000 for the three months ended March 31, 1996, an increase of approximately 36% from $7,605,000 for the three months ended March 31, 1995. Software license fees were $3,977,000 for the three months ended March 31, 1996, an increase of approximately 18% from $3,369,000 for the three months ended March 31, 1995. The increase in software license fees was primarily a result of strong domestic revenues which increased 33% in the third quarter of fiscal 1996 compared to the same period in fiscal 1995. Domestic software license revenues were $2,986,000 for the third quarter of fiscal 1996, as compared to $2,246,000 in the third quarter of fiscal 1995. Management believes that domestic license sales continue to improve based on the growing awareness and interest in the market for the Company's combined product and solution offerings, most significantly for the Year 2000 date change problem. International license revenues declined 12% in the third quarter of fiscal 1996 as compared to the same period in fiscal 1995. The decrease was primarily a result of lower sales from the Company's distributors, principally in the Asian and France regions. Maintenance fees were $3,608,000 for the third quarter of fiscal 1996, an increase of 20% from $3,011,000 for the same period in fiscal 1995, as a result of new software licenses, and, to a lesser extent, customer system upgrades and increases in the fees charged for annual maintenance. Professional services fees were $2,748,000 for the third quarter of fiscal 1996, an increase of 133% from $1,177,000 for the same period in fiscal 1995. The Company continued to expand its professional services business to meet the growing demand for VIASOFT's Enterprise 2000SM solution offerings created by the Year 2000 date change problem. Enterprise 2000 solution offerings comprised 73% of the Company's professional services revenues in the third quarter of fiscal 1996. Additionally, revenue from the Company's education services continued to grow in the third quarter of fiscal 1996 to $426,000, improving 81% over $236,000 for the same period in fiscal 1995, primarily as a result of a renewed focus on the sale of education services.

     In connection with the growing demand for its Year 2000 solutions and in order to reach additional markets, the Company continues to expand its Solution Provider Program. VIASOFT's Solution Provider Program licenses VIASOFT's Enterprise 2000SM solution offerings (consisting of VIASOFT's Impact 2000SM, VIASOFT's Plan 2000SM, and VIASOFT's Operation 2000SM) to third party Solution Providers, generally consulting services companies, in exchange for royalties. Royalty revenue related to this program is included in professional services revenue and was insignificant for the quarter. As of March 31, 1996, the Company had twelve Solution Providers worldwide.

     Cost of Revenues. Cost of software license and maintenance fees, which includes royalties, cost of customer support and product packaging and documentation, was $683,000 in the third quarter of fiscal 1996, an increase of 6% from $642,000 in the third quarter of fiscal 1995. The increase in expense was primarily attributable to an increase in the average number of personnel devoted to customer support and increased product documentation related to new product releases. Cost of software license and maintenance fees as a percentage of total revenues decreased to 7% in the third quarter of fiscal 1996 from 8% for the same period in fiscal 1995.

     Cost of professional services fees consists principally of personnel costs, third party subcontracting fees, and other costs related to the professional services business. The cost of professional services fees was $1,833,000 for the three months ended March 31, 1996, an increase of approximately 80% from $1,019,000 for the three months ended March 31, 1995. The increase in expenses is a result of the additional personnel hired and their related costs as well as third party costs to deliver the Company's solutions in response to increased customer demand, both domestically and internationally. The gross margin on professional services fees improved to 33% in the third quarter of fiscal 1996 compared to 13% for the same period in fiscal 1995. This margin improvement reflects the Company's focus on improving the management and delivery of its solution offerings.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, travel and administrative costs allocated to the Company's sales and marketing personnel, as well as marketing costs. Sales and marketing expenses were $4,271,000 in the third quarter of fiscal 1996, an increase of approximately 21% from $3,537,000 in the same period of fiscal 1995. This increase is attributable primarily to increased personnel, higher salaries, increased commissions as a result of increased sales, higher travel costs primarily related to the increase in personnel, and increased sales incentive costs. In addition, bad debt expense in the third quarter of fiscal 1995 included a $200,000 increase in the reserve to provide for a specific account which was subsequently resolved. Sales and marketing expenses as a percentage of total revenues declined to 41% in the third quarter of fiscal 1996 compared to 47% in the third quarter of fiscal 1995 due primarily to the increase in revenues.

     Research and Development. Research and development expenditures consist primarily of personnel costs of the research and development staff, third party development costs, and the facilities, computing, benefits, and other administrative costs allocated to the research and development staff. Total expenditures for research and development were $1,030,000 for the three months ended March 31, 1996, an increase of 34% from $768,000 for the three months ended March 31, 1995. These increases were due to an increase in personnel and their related costs, as well as additional third party development costs and the licensing or development of certain externally produced software. The additional expenditures for personnel and external development costs are in line with the Company's strategy to continue to improve its current product line through enhancements and new releases as well as to add additional products to its current offerings. (See further discussion on Research and Development on page
12). As a percentage of sales, research and development costs for the quarter ended March 31, 1996, remained constant at 10%, compared to the same period a year ago.

     General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, legal services, corporate information systems and other administrative functions of the Company. General and administrative expenses were $1,174,000 in the third quarter of fiscal 1996, representing an increase of 88% as compared to $625,000 in the same period of fiscal 1995. In the third quarter of fiscal 1996, the Company incurred approximately $350,000 in one time charges, consisting primarily of severance and relocation costs, related to a change in the Chief Financial Officer position which occurred during the quarter. Without these one time costs, general and administrative expenses would have increased 32%. These increases were primarily attributable to additional personnel, consulting costs, as well as general salary increases. As a percentage of total revenues, general and administrative expenses increased to 11% for the third quarter of fiscal 1996 from 8% for the third quarter of fiscal 1995 due primarily to the one time costs discussed above.

     Other Income (Expense). Interest income in the third quarter of fiscal 1996 was $378,000, compared to $124,000 in the third quarter of fiscal 1995. This increase was due primarily to an increase in funds available for short term investment as a result of the Company's initial public offering in March 1995 and from cash generated from operations.

     Provision for Income Taxes. The provision for income taxes was $432,000 and $55,000, resulting in effective tax rates of 25% and 5%, in the third quarter of fiscal 1996 and 1995, respectively. The Company's effective tax rates were affected by the availability of net operating loss carryforwards and certain tax credit carryforwards, which will effectively eliminate the Company's liability for federal taxes for a portion of fiscal 1996 and did eliminate the Company's federal tax liability for the entire year in fiscal 1995 .

Comparison of Nine Months Ended March 31, 1996 and March 31, 1995

     Revenues. Total revenues were $29,058,000 for the nine months ended March 31, 1996, an increase of approximately 32% from $21,936,000 for the nine months ended March 31, 1995. Software license fees were $12,253,000 for the nine months ended March 31, 1996, an increase of approximately 22% from $10,039,000 for the nine months ended March 31, 1995. Software license revenues increased for both domestic and international businesses in the first nine months of fiscal 1996 compared to the same period in fiscal 1995. Domestic software license revenues were $8,552,000 for the first nine months of fiscal 1996, a 20% increase from domestic license revenues of $7,133,000 in the first nine months of fiscal 1995. International software license revenue was $3,701,000 for the first nine months of fiscal 1996, an increase of 27% over the $2,906,000 in international license revenues for the same period in fiscal 1995. This increase was attributable primarily to a 31% increase in sales of licenses by the Company's international direct channels and a 23% increase from its distributors, principally in Spain. Maintenance fees were $10,487,000 for the first nine months of fiscal 1996, an increase of 19% from $8,827,000 for the same period in fiscal 1995, as a result of new software licenses, customer system upgrades and increases in the fees charged for annual maintenance. Professional services fees were $6,223,000 for the first nine months of fiscal 1996, an increase of 112% from $2,941,000 for the same period in fiscal 1995. The Company continues to expand its professional services business to meet the growing demand created by the Year 2000 date change problem for VIASOFT's Enterprise 2000SM solution offerings. Enterprise 2000 solution offerings comprised 65% of the Company's professional services revenues for the nine months in fiscal 1996. Additionally, revenue from the Company's education services continued to grow in fiscal 1996, improving 64% from $622,000 in the same period in fiscal 1995, primarily as a result of a renewed focus on the sale of education services.

     Cost of Revenues. Cost of software license and maintenance fees was $2,139,000 in the first nine months of fiscal 1996, an increase of 6% from $2,010,000 in the first nine months of fiscal 1995. The increase in expense was attributable to the following: general salary increases and an increase in the average number of personnel devoted to customer support offset in part by a reduction in royalties expense related to the ESW/PC agreement (see below). Cost of software license and maintenance fees as a percentage of total revenues decreased to 7% in the first nine months of fiscal 1996 from 9% for the same period in fiscal 1995.

     ESW/PC is licensed from SEEC, Inc., a privately held software company, and marketed under the VIASOFT label pursuant to an agreement that provides for certain minimum prepaid royalties. During the quarters ended December 31, 1995 and 1994, the Company evaluated the remaining balance of the prepaid royalties under the ESW/PC agreement in light of the actual license and maintenance revenues to date as well as estimated license and maintenance revenues, and determined that adjustments of approximately $100,000 and $250,000, respectively, were necessary to state the prepaid royalties at their estimated net realizable values at December 31, 1995 and 1994, respectively. In addition, commencing in the second quarter of fiscal 1995, the Company began amortizing prepaid royalties under the agreement based on the greater of the amount determined on a straight-line basis over the 26 months remaining in the initial 3-year contract term, or actual royalties incurred on license and maintenance revenues. As a result of these adjustments, royalty expense decreased year to date in fiscal 1996 to $384,000 as compared to $467,000 for the same period in fiscal 1995.

     The cost of professional services fees was $4,812,000 for the nine months ended March 31, 1996, an increase of approximately 76% from $2,737,000 for the nine months ended March 31, 1995. The increase in expenses is a result of the additional personnel hired and their related costs as well as additional third party subcontractor fees to deliver the Company's solutions in response to customer demand, both domestically and internationally. The gross margin on professional services fees improved to 23% in the first nine months of fiscal 1996 as compared to 7% for the same period in fiscal 1995. As was noted above, the margin improvement reflects the Company's continued focus on improving the management and delivery of its solution offerings.

     Sales and Marketing. Sales and marketing expenses were $12,136,000 in the first nine months of fiscal 1996, an increase of approximately 23% from $9,838,000 in the same period of fiscal 1995. This increase is attributable primarily to increased personnel, higher salaries, increased travel expenses primarily related to the increase in personnel, and increased sales incentive costs. In addition, bad debt expense in the third quarter of fiscal 1995 included a $200,000 increase in the reserve to provide for a specific account which was subsequently resolved. Sales and marketing expenses as a percentage of total revenues declined to 42% in the first nine months of fiscal 1996 compared to 45% in the first nine months of fiscal 1995 due primarily to the increase in revenues.

     Research and Development. The Company continues to invest resources in developing new products, as well as updating its existing products through enhancements and new releases. VIASOFT's Estimate 2000TM ("Estimate 2000") which was made commercially available in March, 1996, is a product that allows a customer to assess the impact of the Year 2000 millennium change on its application systems, in terms of code as well as the estimated cost and resources required to make those changes. Also made commercially available in March was a new option for VIA/SmartTestTM - Test Coverage Analysis ("TCA"). TCA gives a VIA/SmartTest customer the ability to measure and analyze the quality of the testing across a group of programs by a suite of test cases.

     Total expenditures for research and development were $3,075,000 for the nine months ended March 31, 1996, an increase of 33% from $2,319,000 for the nine months ended March 31, 1995. This increase was due to the hiring of additional personnel and their related costs, as well as additional third party development costs. As a percentage of sales, research and development costs remained consistent at 11% for the first nine months of fiscal 1996 and 1995.

     General and Administrative. General and administrative expenses were $2,699,000 in the first nine months of fiscal 1996, representing an increase of 40% as compared to $1,932,000 in the same period of fiscal 1995. In the third quarter of fiscal 1996, the Company incurred approximately $350,000 in one time charges, consisting primarily of severance and relocation costs, related to a change in the Chief Financial Officer position which occurred during the quarter. Without these one time costs, general and administrative expenses would have increased 22%. Excluding the one time charge, the increases were due to general salary increases, additional personnel and the related costs associated with those personnel and consulting costs. As a percentage of total revenues, general and administrative expenses remained constant at 9% for the first nine months of fiscal 1996 as compared to the same period in fiscal 1995.

     Other Income (Expense). Interest income in the first nine months of fiscal 1996 was $1,005,000, compared to $219,000 in the first nine months of fiscal 1995. This increase was due primarily to an increase in funds available for short term investment as a result of the Company's initial public offering and, to a lesser extent, from cash generated from operations.

     Provision for Income Taxes. The provision for income taxes was $1,297,000 and $302,000, resulting in effective tax rates of 25% and 9%, in the first nine months of fiscal 1996 and 1995, respectively. The Company's effective tax rates were affected by the availability of net operating loss carryforwards and certain tax credit carryforwards, which will effectively eliminate the Company's liability for federal taxes for a portion of fiscal 1996 and did eliminate the Company's federal tax liability for the entire year in fiscal 1995.

Liquidity and Capital Resources

     At March 31, 1996 the Company had cash and cash equivalents and investments of $26,481,000, representing an increase of $5,926,000 from the total of $20,555,000 at June 30, 1995. This overall net increase in cash and investments resulted primarily from cash generated from operations.

     For the first nine months of fiscal 1996, the Company generated cash from operations of $5,877,000. Net cash provided was composed primarily of net income and depreciation and amortization plus increases in accounts payable and other accrued expenses, deferred revenue, accrued income taxes, and accrued compensation, as well as a decrease in deferred income tax assets, offset by increases in accounts receivable, prepaids, and deposits and other assets.

     The Company's investing activities for the first nine months of fiscal 1996 have used cash of $9,177,000. This use of cash was principally for the purchase of investments in US Treasury bills, bankers acceptances, government-backed securities, corporate bonds, and commercial paper, net of maturities. In addition to the purchase of investments, the Company used cash for the purchase of capital equipment primarily for furniture, fixtures, and equipment.

     The Company's financing activities for the first nine months of fiscal 1996 have provided cash of $707,000. The cash provided was principally from the issuance of common stock and payments on stock subscriptions receivable, offset by principal payments on equipment leases and for purchases of treasury stock.

     In January, 1996 the Company entered into an agreement with a third party to provide subcontracting services on certain of the Company's professional services engagements. The agreement sets forth minimum commitments for the Company's use of the subcontracting services. The Company is required to pay a total of $1,640,000 for the period January 1, 1996 through December 31, 1996 and $464,000 for the period January 1, 1997 through March 31, 1997. The Company will make monthly payments over the term of the agreement, based upon the number of billable days worked by the subcontracted consultants at an agreed upon daily rate. If the total payments made during each period do not meet the minimum requirement, the Company is required to pay the remaining amount due for each period in the month following the end of the period. For the quarter ended March 31, 1996, the Company has paid a total of $94,000 under this agreement. Management believes that the utilization of these resources will increase in the next quarter.

     The Company has a loan agreement with a bank providing a $1,000,000 line of credit, secured by substantially all the assets of the Company. Interest accrues on amounts outstanding under the line of credit at the bank's prime rate plus 1 percent; available borrowings are subject to a borrowing base formula based upon the Company's accounts receivable. The term of the loan agreement extends through July 2, 1996. The Company did not have any amounts outstanding under this line of credit at

March 31, 1996. The loan agreement relating to the line of credit prohibits, without advance bank approval, the payment of dividends on the capital stock of the Company.

     During the first quarter of fiscal 1995, the Company entered into a $525,000 general office and computer equipment line of credit with a financial institution which provides for financing up to 90% of the costs of such equipment domestically. The amount available under the line of credit is reduced by prior outstanding equipment loans from the financial institution, which aggregated approximately $49,000 at March 31, 1996. The term of the agreement extends through September 1997. Additional borrowings under this arrangement, if any, will bear interest at the three year US Treasury bill rate, plus 4.4 percentage points.

     Anticipated capital expenditures for the remainder of the fiscal year are approximately $277,000, this is in addition to the $633,000 in expenditures during the fiscal year through March 31, 1996, for furniture, fixtures, and equipment.

     The Company believes that its existing cash and investment balances, cash generated from operations and available borrowings under the Company's lines of credit will be sufficient to meet the Company's liquidity needs for at least the next two years.

     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           The Company is subject to certain legal proceedings and claims that arise in the conduct of its business. In the opinion of management, the amount of liability, if any, as a result of these claims and proceedings is not likely to have a material effect on the financial condition or results of operations of the Company.

           In addition, the Company filed a suit for declaratory judgment against its former chief financial officer, Alvin E. Holland, Jr., on April 9, 1996 in the Superior Court of Maricopa County, Phoenix, Arizona. The Company had dismissed Mr. Holland on April 8, 1996. At the time of his dismissal, Mr. Holland alleged that he was owed significant equity compensation under his agreement with the Company and as a result the Company has requested the court for a declaration that Mr. Holland's employment was properly terminated for cause and that the Company owes him no additional compensation. Press reports have stated Mr. Holland's intention to file counterclaims for additional compensation, wrongful termination and defamation against the Company and others, but no answer to the Company's suit or counterclaim has yet been filed. The Company believes it will prevail in its lawsuit and intends to vigorously defend any claims brought by Mr. Holland.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Number Description

         10.1(1) Severance Agreement between the Company and Albert J. Boos, Jr.

         11 Computation of Earnings Per Share for the nine month periods ended March 31, 1996 and 1995.

         27      Financial Data Schedule

- ----------------------
(1) Management contract or compensation plan or arrangement


     (b) Reports on Form 8-K

         None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  VIASOFT, INC.



Date: May 13, 1996                By /s/ Steven D. Whiteman
                                     ----------------------
                                       Steven D. Whiteman
                                       President
                                       Chief Accounting Officer