Form 10-K
period 1996-06-30
VIASOFT INC /DE/
filed 1996-09-30
CIK 935418

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission File Number 0-25472

                                  VIASOFT, INC.
             (Exact name of Registrant as specified in its charter)
               Delaware                                     94-2892506
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                 3033 North 44th Street, Phoenix, Arizona 85018
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code (602) 952-0050

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.001 par value per share
                                (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At August 30, 1996, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $388,707,758 based upon the closing sale price of the Common Stock on such date, as reported on The Nasdaq Stock Market, and as adjusted for the two-for-one stock split in the form of a stock dividend as of that date.

    At August 30, 1996, the number of shares of Common Stock outstanding was 16,793,124, as adjusted for the stock split effective as of that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.
================================================================================

                                  VIASOFT, INC.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I

    Item 1. Business.......................................................   1

    Item 2. Properties.....................................................  13

    Item 3. Legal Proceedings..............................................  14

    Item 4. Submission of Matters to a Vote of Security Holders............  14

            Executive Officers of the Registrant...........................  14

PART II

    Item 5. Market for the Registrant's Common Stock and
             Related Stockholder Matters...................................  15

    Item 6. Selected Consolidated Financial Data...........................  17

    Item 7. Management's Discussion and Analysis of Consolidated Financial
             Condition and Results of Operations...........................  18

    Item 8. Consolidated Financial Statements and Supplementary Data.......  23

    Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures..........................  40
PART III

    Item 10.Directors and Executive Officers
             of the Registrant.............................................  41

    Item 11.Executive Compensation.........................................  41

    Item 12.Security Ownership of Certain Beneficial Owners
             and Management................................................  41

    Item 13.Certain Relationships and Related Transactions.................  41

PART IV

    Item 14.Exhibits, Financial Statement
             Schedules and Reports on Form 8-K.............................  42

SIGNATURES.................................................................  45


    VIASOFT, Analytical Engine, Application Knowledge Repository, AKR, Existing Systems Workbench, ESW, VIA/Export, VIA/Insight, VIA/Partition, VIA/Renaissance, VIA/SmartEdit, VIA/SmartDoc, VIA/SmartTest, VIA/Recap, VIA/Alliance, VIA/SmartAccess, VIA/ValidDate, VIASOFT's Estimate 2000, VIASOFT's Insourcing, VIASOFT's Enterprise 2000, VIASOFT's Impact 2000, VIASOFT's Plan 2000, VIASOFT's Operation 2000, VIASOFT's Legacy Transitions and ESW/PC are trademarks, service marks or registered trademarks of the Company. This report also includes trade names, trademarks and references to intellectual property owned by other companies.

                                     PART I


Item 1.   Business

General

     VIASOFT, Inc. ("VIASOFT" or the "Company") provides business solutions designed to help Fortune 1000 and similarly sized organizations worldwide understand, manage and evolve the software applications that run their businesses. These solutions consist of a highly integrated suite of software products and specialized professional consulting services.

     All of the Company's business solutions are based on VIASOFT's proprietary technology, the Existing Systems Workbench ("ESW"), an integrated suite of software development tools. ESW, which is also the Company's primary software product line, supports the IBM MVS operating system, providing a broad spectrum of technology for use on mainframe computers. VIASOFT's business solutions include VIASOFT's Insourcing for reducing costs and improving the productivity of managing enterprise applications, VIASOFT's Enterprise 2000 for solving the year 2000 problem, and VIASOFT's Legacy Transitions for reusing and evolving enterprise applications for new initiatives.

    During the last fiscal year, the Company has seen significant growth in the demand for its products and services in the year 2000 market. VIASOFT's Enterprise 2000 accounted for 75% of professional services revenue during fiscal 1996. The demand for year 2000 solutions is also driving a significant portion of product license revenue. For further discussions of the year 2000 market and its effect on Company performance, see "VIASOFT Service Solutions," "Competition," "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Factors that May Affect Future Results."

    VIASOFT was founded in 1983 under the name Software Renovation Technology as a California corporation. In 1986, the Company changed its name to VIASOFT, Inc. and reincorporated in Delaware. The Company's executive offices are located at 3033 North 44th Street, Phoenix, Arizona 85018, and its telephone number is
(602) 952-0050.


VIASOFT Products

    VIASOFT offers a range of products that enable organizations to maintain and redevelop their existing COBOL applications. Substantially all of the Company's software license revenues are provided by its primary product line, the Existing Systems Workbench ("ESW").

Existing Systems Workbench

    ESW is an integrated suite of software tools based on the Company's core technology, the Analytical Engine and the Application Knowledge Repository. ESW products are available as a complete suite or as individual products that address each phase of the existing applications maintenance and redevelopment life-cycle.

    The Analytical Engine extracts and builds comprehensive information on programs and applications, including overall structure, logic, data and control flow, data definitions and usage, cross references, interface information, standards exceptions, system metrics and business functions. This information is automatically stored in the Application Knowledge Repository, which makes the information immediately available for use with all ESW products.

    The Analytical Engine and Application Knowledge Repository support an integrated suite of products with a common look and feel that promotes management of multi-task projects without interruption and eliminates the need to switch between different vendors' products for separate tasks. The Analytical Engine and Application Knowledge Repository technology were designed to promote integration and extensibility. The Company believes these features enable it to develop new ESW capabilities, features and technologies more efficiently and effectively than competitors with non-integrated product lines. The Company plans to continue to build on the core ESW technology to address customers' existing applications requirements as they evolve.

    Each component product of ESW is described below:

    VIA/Alliance:   Application  Understanding.   VIA/Alliance  is  designed  to
determine the scope of an application and the number of changes required to deliver a specified enhancement by analyzing different components of an application and revealing the interrelationships between these components. For example, if an organization needs to modify one of its applications for tracking parts by increasing a part number field from nine to twelve digits, VIA/Alliance can be used to report the number and location of required code changes and other application components affected by the proposed changes. VIA/Alliance is also used to plan and estimate maintenance, enhancement and redevelopment projects and to facilitate projects involving file or database conversions, enabling and populating repositories, or integrating new applications and packaged software. In September 1995, the Company introduced a new release of VIA/Alliance designed to make installation easier and faster, enhance its automated impact analysis capabilities, improve support for CICS, IMS and DB2, reduce CPU and storage requirements and provide support for Computer Associates International, Inc.'s Endevor/MVS source management environment. A new export facility to Texas Instruments Inc.'s Composer by IEF application development environment was also included in this release.

    Visual/Recap: Portfolio Analysis and Reporting. Visual/Recap is the decision support component of VIASOFT's Existing Systems Workbench. It consists of two components: a graphical analysis and adhoc reporter, and an MVS-based portfolio analysis tools. Visual/Recap allows information systems managers to measure and gauge objectively the quality, complexity and business value of applications and programs by providing industry-accepted measurements and standards, including automation of the counting of function points. Using Visual/Recap, managers can support feasibility and cost benefit analyses of proposed projects, estimation of maintenance costs and productivity, allocation of resources and scheduling of new software development projects.

    VIA/Insight: Program Understanding. VIA/Insight automates the process of analyzing and understanding complex COBOL logic. VIA/Insight is designed to enable users to view and track COBOL program logic interactively. VIA/Insight reveals information concerning a program's organization, structure, data relationships and logical execution paths, in addition to program anomalies and exceptions. Program execution is simulated by VIA/Insight to reveal logical execution paths without data and without executing the program. These facilities are intended to automate routine maintenance tasks and allow programmers to assess the impact of changes, estimate the time changes will take and determine the level of difficulty involved in making proposed changes.

    VIA/SmartEdit: Code Change. VIA/SmartEdit is designed to implement desired program changes without introducing undesirable side effects. This is accomplished by providing automated, COBOL-intelligent change facilities and automatic syntax checking in the MVS operating system's ISPF editing environment. VIA/SmartEdit automatically identifies program components directly and indirectly related to a proposed program change. The Company believes that VIA/SmartEdit enables programmers to respond to change requests more rapidly and with greater confidence in the results than with manual methods.

    VIA/Renaissance: Program Re-Engineering. VIA/Renaissance is designed to isolate and extract specific business functions from a program such as reports, calculations, computational variables, input/output definitions and transactions and generate compilable, executable programs or modules. The results provided by this technology assist in reuse of existing COBOL code, enabling customers to build libraries of reusable and shared code for new development, modularization or redevelopment projects. In addition, re-engineered programs or modules can be transferred to different platforms as part of a system conversion or client/server implementation.

     VIA/SmartTest: Code Testing. VIA/SmartTest is designed to promote speed and accuracy in code testing and debugging. VIA/SmartTest is designed to analyze a program's structure, data relationships and execution paths and reveals both the locations and the underlying causes of bugs and structural problems in program code. VIA/SmartTest is also designed to allow programmers to monitor and change program logic, data values and memory interactively from within the test session, and automatically apply COBOL changes to the source code without recompiling. VIA/SmartTest utilizes extensive program information in the Application Knowledge Repository for access at any time, and provides test coverage statistics designed to promote thorough testing. VIA/SmartTest is capable of testing code in multiple languages and environments including COBOL, PL/I, Assembler and Intersolv's APS programs running in TSO, Batch, Dialog Manager, IMS and CICS regions. A new option offered during fiscal 1996 is Test Coverage Analysis (TCA). This option is a mainframe-based structural testing tool that creates a systematic approach for assessing the quality of testing performed in the internal operation of programs.

    VIA/SmartDoc: Program Documentation. VIA/SmartDoc is designed to synthesize comprehensive program information directly from the source code and organize it into convenient reports, graphical charts and listings. VIA/SmartDoc provides advanced source listings, program structure charts, enhanced data cross-
reference  reports,  control  flow and data flow  information  and a variety  of industry-accepted software metrics concerning complexity, architecture and software quality. VIA/SmartDoc is designed to show how and where data items are defined, modified and used, including how direct and indirect relationships are referenced, which is useful for field modifications, impact analysis and quality assurance. By documenting the logic and data flow of COBOL programs, VIA/SmartDoc provides programmers with the information required to plan and conduct program re-engineering projects, systems consolidation and migration, and routine maintenance.

ESW for Windows

    VIASOFT offers two products to incorporate personal computers ("PCs") and workstations operating on the Windows platform into the maintenance and redevelopment of their existing COBOL applications: ESW/PC and VIA/SmartAccess. ESW/PC enables users to transfer selected ESW maintenance and redevelopment functionality from the mainframe to PCs. VIASOFT licenses ESW/PC and markets it under the Company's private label under an agreement with SEEC, Inc. ("SEEC"). To maintain and redevelop existing mainframe applications in the PC environment, it is necessary to transfer source code from the mainframe to the PC for processing and then return the processed source code to the mainframe environment. VIASOFT's VIA/SmartAccess product is designed to provide a bridge between the mainframe and the PC by automatically identifying, downloading, and uploading source code, copy members and database definitions required for processing on the PC platform.

    To date, licenses of the Company's Windows products have not been material to the Company's results of operations and the Company does not expect significant sales in the future. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements. In the first quarter of fiscal 1996, the Company discontinued, due to insufficient market demand, its offering of certain products that provided selected ESW functionality through cooperative processing products for IBM's OS/2 environment. The Company did not have any assets as of June 30, 1995 related to the OS/2 product line.

VIASOFT's Estimate 2000

    The Company recently introduced VIASOFT's Estimate 2000 as a separately available software product and as a new component of VIASOFT's Enterprise 2000 solution. Estimate 2000 is a tool for analyzing and assessing the size of the programming effort required for year 2000 date conversions. Estimate 2000 is designed to evaluate year 2000 conversion projects in the IBM MVS COBOL, Assembler and PL/I mainframe environments, and also provides comprehensive reports for both management and technical levels. Estimate 2000 is also capable of analyzing the impact of programming projects unrelated to the year 2000 market that require location of specified numerical or other fields.

VIASOFT Service Solutions

    The Company's specialized professional services provide processes, technology and expertise to address the complex, large-scale maintenance and redevelopment requirements of large organizations. VIASOFT's service offerings have grown significantly, representing 26%, 14% and 10% of total revenues in fiscal 1996, 1995 and 1994, respectively.

VIASOFT's Enterprise 2000

    VIASOFT's Enterprise 2000 is a combination of professional services, the Company's ESW technology, other Company tools and occasionally third-party resources designed to help customers address the year 2000 century date conversion requirements for existing applications. Many existing software applications employing date representations utilize representations limited to the last two digits of the year. For example, the year 1996 is typically stored as "96." These two-digit representations will create problems for existing systems that perform calculations using dates after 1999. For example, the representation "00" may be interpreted as "1900," rather than "2000." These existing applications must be modified to implement date representations that identify the correct century.

    VIASOFT's Enterprise 2000 offering employs a three-phase process designed to assess the impact of the century date transition on existing applications, prepare a comprehensive conversion strategy, then implement the necessary changes. These three phases, Impact 2000, Plan 2000 and Operation 2000, are offered individually or as a complete program. Through Impact 2000, VIASOFT determines the scope, size and level of effort needed to implement the year 2000 changes. The Company's Plan 2000 offering identifies the project goals, prepares a detailed work plan and executes a pilot project. Through Operation 2000, VIASOFT can manage the implementation and testing of the changes.

    The Company's new product, VIASOFT's Estimate 2000, is a component of the Enterprise 2000 solution that helps automate the analysis of programs and assessment of the size of the programming effort required for year 2000 date conversions. See "Products - VIASOFT's Estimate 2000."

VIASOFT's Insourcing

     Ongoing application maintenance and redevelopment consumes a large portion of an organization's information systems personnel and computing resources. Many organizations seek productivity improvements to address these concerns, and some organizations may contract with an outside provider, or "outsource," all or part of their applications maintenance and development. To assist organizations that desire to increase productivity in their maintenance and redevelopment activities while avoiding the loss of control over their systems associated with outsourcing, the Company has developed a solution known as VIASOFT's Insourcing. VIASOFT's Insourcing combines VIASOFT's ESW technology with onsite professional services to enable customers to successfully implement enhanced, repeatable processes for maintenance and redevelopment of existing applications. The Company believes that the combination of its expertise, technology and professional services can free significant existing customer programming resources for redeployment by increasing productivity and reducing the costs of maintaining existing applications.

VIASOFT's Legacy Transitions

     Many organizations have implemented, or are considering, a transition from exclusive reliance on mainframe computers to the use of the mainframe together with a client/server or other distributed processing environment for certain applications. VIASOFT has developed services and technology designed to enable organizations to reuse existing COBOL applications in new computing architectures, including client/server environments, and to integrate existing mainframe applications with these architectures. The Company believes that use of its technology and services should improve customers' ability to leverage their existing COBOL applications by increasing flexibility to integrate mission-critical mainframe applications with new architectures and systems, or by migrating and reusing existing COBOL code in these new environments.

     The Company has completed successful customer engagements using VIASOFT's Legacy Transitions solution and is continuing to apply development resources to these efforts. Revenues from this service solution have not been material to date.

Training

    The Company provides a variety of training services designed to enable customers to utilize fully the Company's technology solutions. These training offerings are generally conducted at the customer's site by specialists, and range from introductory courses in using the Company's products to advanced techniques courses. The Company also offers customized training for specific customers and instructs customer personnel to conduct ongoing training of their information systems staff. In addition to training services, in fiscal 1996 the Company introduced its first CBT (Computer-Based Training) CD-ROM. ESW Tips and Techniques is a task-oriented, instructional CD-ROM for Existing Systems Workbench. It is designed for programmers, supervisors and analysts who are looking for an efficient, flexible tool for learning how to apply the functionality of ESW. Revenues from the CD-ROM have not been material to date.

Other Professional Services

    Through VIASOFT's Redevelopment Laboratory, the Company provides services from its Phoenix, Arizona headquarters to customers desiring to implement specific projects offsite. These services may include re-engineering of specified programs or modules, COBOL conversion projects and proof of concept assessments and client/server module development. The Company also provides portfolio assessment services to establish a baseline from which to measure changes in productivity and other factors. Revenues from these services have not been material to date. Additionally, the Company's Redevelopment Laboratory provides technical assistance to the Solution Providers, which are third-party service providers with whom the Company has contracted to broaden the distribution of its products and services in certain markets. See "Sales, Marketing and Distribution - Solution/Technology Providers."


Customer and Technical Support

    The Company offers maintenance for each of its products, entitling the customer to receive technical support and advice, including problem resolution services, installation assistance, error corrections and any product enhancements released during the maintenance period. Under the Company's standard license agreement for mainframe products, maintenance is provided without charge for the first year, is renewable on an annual basis, and is generally priced at a percentage of the then current list price. In the fiscal years ended June 30, 1996, 1995 and 1994, maintenance fees represented approximately 33%, 39% and 39%, respectively, of the Company's total revenues. Maintenance and support services are provided primarily by telephone from VIASOFT's Phoenix, Arizona, headquarters and the offices of the Company's international subsidiaries and distributors.


Sales, Marketing and Distribution

    VIASOFT markets its products and services principally to Fortune 1000 and similarly sized organizations worldwide. The Company's marketing efforts are implemented through its direct sales force, both domestically and internationally, through its third-party Solution/Technology Providers, both domestically and internationally, and through a number of foreign independent distributors located in Europe, the Far East, South Africa, Latin America and Mexico.

Direct Sales

    The Company sells and supports its products and services in North and South America from its Phoenix, Arizona, headquarters and fourteen field offices in the United States. As of June 30, 1996, the Company had 30 sales employees located at Company headquarters and the United States field offices. These offices cover the territories of Canada, the United States, Mexico, the remaining countries of Central America and all of South

America, with the exception of Brazil, where the Company utilizes a distributor. Internationally, the Company has direct operations in the United Kingdom, Germany, Australia, Netherlands, Belgium, Luxembourg and Japan. Belgium and Luxembourg became direct operations in July 1996. As of June 30, 1996, the Company had a total of 40 employees residing in countries other than the United States.

International Distributors

     VIASOFT markets its products to international customers both directly, as discussed above, and through independent distributors. Distributors are authorized by VIASOFT to license the Company's software products to end users. In addition to its subsidiary offices, the Company markets its products internationally in 36 countries through 16 independent distributors. To date, the Company has not offered significant professional services through its distributors, although in the last year some distributors have also become Solution Providers.

Solution/Technology Providers

    The Company employs third-party relationships to broaden the distribution of its products and services in certain markets. During fiscal 1996, the Company established its Solution/Technology Provider Program. These relationships are with professional services and consulting organizations authorized to use VIASOFT technology and/or methodology in connection with consulting services they perform for their customers. Solution Providers are authorized to use both VIASOFT technology and certain of its service solutions, primarily VIASOFT's Impact 2000 and VIASOFT's Plan 2000. Technology Providers are authorized to use VIASOFT technology in performing consulting services for their customers, but are not authorized to use VIASOFT's service solutions. Generally, the Solution/Technology Providers pay an initial license fee for the transfer and use of VIASOFT's service solutions and training in VIASOFT products and solutions, as well as lease fees or license fees for the use of VIASOFT products for each engagement with a customer. Some arrangements with Solution Providers also require payment of royalties on revenue received from performing VIASOFT's service solutions. These relationships are intended to augment VIASOFT's internal distribution to expand the reach of its business solutions and obtain new customers for VIASOFT products. VIASOFT continues to invest resources in training and supporting these providers. These Solution/Technology Providers are a relatively new distribution channel for VIASOFT and the Company plans to pursue additional provider opportunities where appropriate.


Competition

Products

    The market for the Company's software products is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. Most of the Company's competitors and many potential competitors have substantially greater financial, marketing and technology resources than the Company. Major competitors for software product license sales include Alydaar Software Corporation; Computer Associates International, Inc.; Compuware Corporation; Intersolv, Inc.; Micro Focus Group Public Limited Company and Platinum Technology, Inc. The Company believes that the principal factors affecting competition in its product markets include compatability with customers' platforms and languages, product functionality, quality of support, product performance and reliability, ability to respond to changing customer needs, ease of use and price.

Consulting Services

     The market for the type of professional services provided by the Company is also very competitive. System integrators and application outsourcers, such as those mentioned above, also compete to perform professional services competitive to VIASOFT's Insourcing and VIASOFT's Legacy Transitions solutions. These companies position themselves as long-term business partners, able to lower an organization's staff and maintenance costs and improve control of information systems functions with well-established work practices. The principal competitive factors affecting the market for the Company's professional service include responsiveness to customer needs, availability and productivity of personnel, the ability to demonstrate achievement of results, depth of technical skills, price and reputation.

The Year 2000 Market

     With the growth of the year 2000 market in the last fiscal year, significant competition has emerged and is expected to increase in the next few years. The consulting services segment of the market is characterized by low barriers to entry. The principal competitive factors affecting this market include functionality, performance and reliability of technology and methodology, availability and productivity of personnel, the ability to demonstrate achievement of results, depth of experience in year 2000 projects, price and reputation. There are generally three categories of competitors for VIASOFT in the year 2000 market, each focusing on a different market segment.

    Software Vendors. Software vendors provide tools targeted for the year 2000 market. Many of these products focus on a particular phase of a year 2000 project, such as inventory and assessment, scanning, parsing, conversion, testing and documentation. Competitive factors include the tool's compatibility with its platforms and languages, the vendor's ability to deliver training and ongoing support during the customer's implementation of the tools, and the value of the tool to an organization beyond the year 2000. Primary competitors in this category include Alydaar Software Corporation; Intersolv, Inc.; Micro Focus Group Public Limited Company; Platinum Technology, Inc. through its affiliation with ADPAC Corp. and Computer Associates International, Inc.

    Consulting Organizations. Competitors in this category are generally small- to medium-sized consulting firms that have become highly focused on the year 2000 problem. These companies provide supplemental personnel and contract programming resources to customers and some have licensed tools from software vendors to enhance their offering. These companies are often selected by customers based on the skills, experience and process that each firm uses. Competitors in this category include Data Dimensions, Inc.; Computer Horizons, Corp.; Keane, Inc.; CIBER, Inc. and Computer Task Group, Inc.

    Systems Integrators and Application Outsourcers. Large consulting and outsourcing firms have also entered the year 2000 market. These are companies that may already have relationships with customers and are able to include year 2000 conversion services with the maintenance and data processing services they already provide. They provide a customer with an alternative to managing the year 2000 conversion project themselves by outsourcing the whole project to an organization with an established relationship and a working knowledge of the customer's systems. Some integrators/outsourcers offer licensed tools from software vendors. Competitors in this category include CapGemini; Computer Sciences Corp.; Electronic Data Systems Corporation; IBM's Integrated Systems and Solutions Corp. and most Big Six accounting firms.


Research And Development

    VIASOFT is continuing its emphasis on developing new software products and enhancements in-house, as well as establishing licensing arrangements with third parties for complementary technologies and acquiring products and technologies that expand its existing product line. During the fiscal years ended June 30, 1996, 1995 and 1994, research and development expenditures were approximately $4,237,000, $3,193,000 and $3,291,000, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

Internal Development

    VIASOFT's development of new products has been accomplished primarily with in-house development personnel and resources. As of June 30, 1996, the Company had 62 employees engaged in product development; of these, 37 were software developers with the balance divided between customer support, documentation, and quality assurance. All of these employees are located at the Company's Phoenix, Arizona, headquarters. In addition to developing new products, the Company continually updates its existing products through enhancements and new releases. The Company also continues to develop new products and technologies to facilitate its service solutions.

Licensing Arrangements

    In fiscal 1996, the Company entered into licensing arrangements with several vendors to provide additional language support for its ESW products, such as PL/I, Assembler and Natural, as well as a variety of COBOL dialects. VIASOFT plans to incorporate these technologies in its own products to allow customers with various languages within their application portfolios to use ESW. See Note 8 of Notes to Consolidated Financial Statements.

Product Acquisitions

    The Company is continuing its efforts to identify products and technologies that are complementary to the Company's products and services. VIASOFT recently purchased a process management technology to serve as the delivery platform for its methodologies and processes that are incorporated into its service solutions, such as VIASOFT's Insourcing, VIASOFT's Impact 2000 and VIASOFT's Plan 2000. In August 1996, the Company acquired certain technology to be used as a new "date bridging" product designed primarily to help reduce time, complexity and cost of adapting large interrelated applications for the year 2000, by enabling organizations to make changes to their applications without making changes to the data files at the same time. It will also be designed to enable historical and archival data to be accessed beyond year 2000 without having to convert the files and to help resolve the coordination problem of moving data information within and between companies. See Note 8 of Notes to Consolidated Financial Statements.


Product Protection

    VIASOFT relies on a combination of copyright, trade secret and trademark laws, and contractual provisions to establish and protect its rights in its software products and proprietary technology. The Company protects the source code version of its products as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. The Company has no patents and existing copyright and trade secret laws offer only limited protection. Certain provisions of the license and distribution agreements generally used by the Company, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions and the Company is required to negotiate limits on these provisions from time to time. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has been and may be required from time to time to enter into source code escrow agreements with certain customers and distributors, providing for release of source code in the event the Company breaches its support and maintenance obligations, files bankruptcy or ceases to continue doing business. The Company licenses some of its products for PCs pursuant to "shrink-wrap" license agreements that are not negotiated with or signed by licensees and may therefore be unenforceable in certain jurisdictions.

    The Company recently acquired certain "datebridging" technology which is the subject of a patent application. The Company is currently evaluating the technology and the patent application and anticipates that it will continue to prosecute the patent application. At this time there is no estimate of when, if ever, a patent will issue or the extent of the protection, if any, any such patent might afford.

    The Company's competitive position may be affected by its ability to protect its proprietary information. However, because the software industry is characterized by rapid technological change, the Company believes that patent, trademark, copyright, trade secret and other legal protections are less significant to the Company's success than other factors such as the knowledge, ability and experience of the Company's personnel, new product and service development, frequent product enhancements, customer service and ongoing product support.

    While the Company has no knowledge that it is infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products. Any such assertion by a third party could require the Company to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.

Employees

    The Company had 266 full-time employees as of June 30, 1996, including 107 in sales and marketing, 62 in research, development and support, 66 in professional services and 31 in corporate operations and administration. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the computer software industry, particularly for talented software developers, service consultants and sales and marketing personnel. Management anticipates that as the year 2000 approaches, it will become more and more difficult to recruit and retain experienced programmers and consultants, as industry sources generally estimate that there will not be a sufficient number of such persons to fill the demand created by the year 2000 problem. None of the Company's employees is represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.


Factors that May Affect Future Results

    The Company's future success will depend significantly on its ability to enhance its current products and develop or acquire and market new products that keep pace with rapidly changing technological developments and evolving industry standards and customer needs. The Company continued to invest resources in developing new releases and new enhancements and during fiscal 1996 released VIASOFT's Estimate 2000 and a new option for VIA/SmartTest - Test Coverage Analysis ("TCA"), as well as new releases of a number of products. In addition to in-house development efforts, the Company is actively seeking to acquire new technology to support its solutions for the year 2000 problem and additional language support for its products. During fiscal 1996, the Company licensed technology to provide additional language support software for certain of its products, which the Company plans to incorporate into VIASOFT's products for release in fiscal 1997. The Company is also continuing to develop service solutions designed for the integration of existing applications with alternative distributed processing architectures, including client/server. The Company's results of operations will be dependent, in part, on the successful introduction and market acceptance of these and additional new products and enhancements.

    During  fiscal  1995 and  1996  the  Company's  professional  services  grew significantly and revenues from these services now constitute 26% of the Company's revenues. With the growing percentage of revenue coming from professional services, a lower margin business than software product licensing, the Company will be subject to the risks associated with such service businesses, including volatility of workload and dependence on the Company's ability to attract and retain qualified technical personnel in an increasingly competitive market. In addition, a portion of the Company's professional services revenue is derived from fixed-price contracts, which are more difficult to profitably manage as they are subject to greater risk of cost overruns, particularly in the relatively new year 2000 market.

    The growth in fiscal 1996 in the professional services revenue is primarily in response to increasing demand for VIASOFT's Enterprise 2000 in a marketplace that continues to expand as awareness in corporate information systems departments of the year 2000 date change problem grows. In addition to increasing the Company's professional services fees, this demand has also driven software license revenue as customers acquire the Company's products to help address their year 2000 concerns. The Company has experienced this growth in both the domestic and international markets, but by far the majority of the increase has been in the domestic marketplace since it appears that international awareness of the year 2000 problem lags behind the domestic market. Should the demand for the Company's Enterprise 2000 solutions and products decline significantly as a result of new technologies, competition, or any other factors, the Company's professional services fees and license revenue would be materially and adversely affected.

     The Company is experiencing increased competition, particularly in the year 2000 market. New and established companies continue to develop and market competitive products and services, particularly processes and methodologies designed to assist customers in preparing their applications for the century date turnover.

Many competitors and potential competitors have significantly greater financial, marketing, recruiting and technological resources than the Company, and to succeed the Company will have to successfully distinguish its products and services from those of its current and future competitors.

    Substantially all of the Company's software license fee revenues and all maintenance fee revenues are derived from products in the Company's primary product line, the Existing Systems Workbench. If license sales, maintenance renewals or pricing levels of ESW products were to decline materially, whether as a result of technological change, competition or any other factors, the Company's business, results of operations and financial condition would be materially and adversely affected. Sales of the Company's products for use on PCs have not been significant to date and the Company believes it is likely that this trend will continue in the future.

    The Company's international revenues were 25%, 27%, and 26% of the Company's consolidated total revenues for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. The risks inherent in conducting international business generally include exposure to currency fluctuations, longer payment cycles, greater difficulties in enforcing agreements and the burdens of complying with a wide variety of foreign laws. Sales made through the Company's foreign subsidiaries are denominated in the currencies of the countries where sales are made. Sales made through its foreign distributors are denominated in U.S. dollars except in Italy, where sales are denominated in Lira. The Company has not sought to hedge the risks associated with foreign exchange rate fluctuations, but will continue to monitor the size of its foreign currency positions and fluctuations in exchange rates and may seek to hedge these risks in the future, as the Company deems appropriate. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operation - Other Income Expense." In addition, the Company has changed its distribution channel during the last two years in certain countries, including Germany and The Netherlands, and is now selling direct into those territories from regional sales offices, rather than through distributors. The Company also implemented direct sales channels in Belgium and Luxembourg in July 1996. The Company may encounter difficulties, delays and risks in transitioning customers and integrating and managing these new overseas operations.

    The Company's revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of the customer evaluation process for Company products, the timing of customer system conversions, and, to a lesser extent, the Company's sales commission practices, which are based partly on quarterly incentives and annual quotas, and other factors. The Company's professional services revenues tend to fluctuate due to the completion or commencement of significant projects, which may continue over multiple quarters, the number of working days in a quarter and the utilization rate of consulting services personnel. The Company has little or no backlog. Therefore, quarterly revenues and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. The Company has often recognized a substantial portion of its license revenues in the last month of the quarter, frequently in the last week. A significant portion of the Company's operating expenses is relatively fixed, since personnel levels and other expenses are based upon anticipated revenues. Because a substantial portion of these revenues may not be generated until the end of each quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These factors can cause significant variations in operating results from quarter to quarter. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

    The Company expects to continue its strategy of identifying, acquiring and developing products and technologies for the year 2000 market and plans to continue to expand the language capabilities for its current products. The Company also plans to pursue other acquisitions of specific products, technologies and businesses to enhance and expand its ESW product line and solution offerings, including acquisitions that could be material in size and scope. The Company believes that the continued success of its existing businesses, as well as its future growth depends, in part, upon the success of this strategy. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in the Company's markets, the incorporation of acquired products into existing product lines, the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of liabilities of any acquired companies, as well as the diversion of management's attention during the acquisition and integration process. The Company does not have significant experience in the identification and management of acquisitions and the success of its acquisition strategy will depend on the effective management of the foregoing risks and to identify and complete strategic acquisitions on favorable terms.

     Historically, the Company's stock price has been volatile. The Company believes factors such as quarterly fluctuations in results of operations, announcements of new products and acquisitions by the Company or by its competitors, change in revenue or earnings estimates by securities analysts, developments in litigation affecting the Company, changes in accounting principles or their application and other factors may cause the market price of the Company's stock to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results. Due to market expectations of continued growth and the higher price/earnings ratio at which the Company's stock may trade, any shortfall in expectations may have a rapid and significant adverse effect on the trading price of the Company's stock. These fluctuations, as well as general economic, market and other conditions may adversely affect the market price of the Company's stock in the future. Fluctuations in the market price of the Company's stock may in turn adversely affect the Company's ability to complete any targeted acquisitions, its access to capital and financing and its ability to attract and retain qualified personnel.

                   Special Note on Forward-Looking Statements

Certain statements in this Form 10-K relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other important factors that may cause the actual results, performance or achievements of the Company to be materially different from those described in or contemplated by such forward-looking statements. Such factors include, in addition to any uncertainties specifically identified in the text surrounding such statements, the Company's ability to enhance existing products and develop or acquire new products and technology to keep pace with technological developments and evolving industry standards and to respond to changes in customer needs; the Company's ability to manage the growth of its professional services business; changes in the potential size of the year 2000 market or the anticipated growth in that market; the Company's ability to effectively compete to sell products, as well as services, to customers in the year 2000 market; the performance of the Company's distributors and members of its Solution/Technology Provider program; increased competition and the ability of the Company to distinguish itself from its competitors; risks inherent in conducting international business; the Company's ability to manage acquisitions; charges, costs and uncertainties related to acquisitions; general economic and business conditions; and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.


Item 2.   Properties

    The Company's principal administrative, research and development, customer support and marketing facilities are located in approximately 42,000 square feet of space in Phoenix, Arizona. The Company occupies these premises under a lease agreement expiring December 31, 1999, subject to certain renewal options. The Company anticipates that additional space will be required in spring or summer of 1997 and expects to move a portion of the employees currently located at the corporate headquarters to a new facility.

    In addition, the Company maintains field offices in fourteen locations within the United States located in leased space aggregating approximately 15,000 square feet as of June 30, 1996. The Company also leases an aggregate of approximately 4,600 square feet of space as of June 30, 1996 in the United Kingdom, Belgium, Germany, Japan, Argentina, the Netherlands and Australia for operations of its international branch offices and subsidiaries. Additional space is required in the United Kingdom. The Company has identified new space for both its offices in the United Kingdom and anticipates moving to the new locations at the end of calendar year 1996.

    The Company believes that its facilities are adequate for its current needs, subject to identified expansion plans, and that suitable additional space will be available as needed.

Item 3.   Legal Proceedings

    VIASOFT is subject to certain legal proceedings and claims that arise in the conduct of its business. In the opinion of management, the amount of liability, if any, as a result of these claims and proceedings is not likely to have a material effect on the financial condition or results of operations of the Company.

    In addition, the Company filed a lawsuit in Maricopa County Superior Court, Phoenix, Arizona, against its former Chief Financial Officer, Alvin E. Holland, Jr., on April 9, 1996. Mr. Holland was employed by the Company from January 1996 through April 8, 1996, when he was dismissed. Subsequently, the Company voluntarily dismissed the state court lawsuit and filed a lawsuit against Mr. Holland in the United States District Court, Phoenix, Arizona, on May 20, 1996. The Company's lawsuit against Mr. Holland seeks a declaratory judgment that the Company properly terminated Mr. Holland's at-will employment, that sufficient cause existed to terminate Mr. Holland's employment and that the Company is not liable or indebted to Mr. Holland for any amount. The Company also has asserted a claim against Mr. Holland for failure to repay approximately $36,000 on a promissory note Mr. Holland executed in favor of the Company. Finally, the Company's complaint seeks recovery of profit Mr. Holland realized on purchases and sales of securities in violation of Section 16(b) of the Securities and Exchange Act of 1934. Mr. Holland has asserted the following counterclaims against the Company in the litigation: wrongful termination in retaliation for reporting violations of law, wrongful termination in retaliation for refusing to participate in violations of law, breach of contract for failure to pay compensation due and defamation. The litigation is at a very early stage; no discovery has yet occurred. The Company believes that Mr. Holland's counterclaims are without merit and intends to contest vigorously the counterclaims and to pursue a judicial resolution of the Company's claims against Mr. Holland.


Item 4.   Submission of Matters to a Vote of Security Holders

    The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


Executive Officers of the Registrant

    The Company's executive officers and their ages are as follows:

                   Name                     Age      Position
                   ----                     ---      --------
                   Steven D. Whiteman       45       Chief Executive Officer, President and Director
                   Michael A. Wolf          44       Executive Vice President, Chief Technology Officer and Director
                   Mark R. Schonau          40       Vice President, Finance & Administration;
                                                     Chief Financial Officer; Treasurer
                   Catherine R. Hardwick    37       General Counsel and Secretary
                   Kevin M. Hickey          38       Senior Vice President, Americas' Operations
                   Colin J. Reardon         43       Vice President, International Operations
                   Jean-Luc G. Valente      36       Vice President, Marketing

    Steven D. Whiteman has served as President of the Company since May 1993 and Chief Executive Officer and a director since January 1994. Prior to holding these offices, Mr. Whiteman served as Vice President of Sales and Marketing of the Company from December 1990. Before joining VIASOFT, Mr. Whiteman served as Senior Vice President, Sales and International Operations of Systems Center, Inc., from January 1989 to October 1990.

    Michael A. Wolf has served as Chief Technology Officer of the Company since October 1993, Executive Vice President since May 1993 and a director since January 1994. Mr. Wolf served as Vice President of Development of the Company from November 1984 to May 1993, and Secretary from March 1986 to April 1994.

    Mark R. Schonau was appointed Vice President, Finance & Administration, Chief Financial Officer and Treasurer of the Company on September 25, 1996. He had consulted with the Company for a short period of time prior to his employment. Before joining VIASOFT, Mr. Schonau served as Chief Financial Officer, Corporate Secretary, and Treasurer of CyCare Systems, Inc., from October 1989 to August 1996.

    Catherine R. Hardwick has served as Secretary and General Counsel of the Company since January 24, 1996. Prior to holding these offices, Ms. Hardwick served as Corporate Counsel for the Company from February 1995. Before joining the Company, Ms. Hardwick practiced law with the law firm of Meyer, Hendricks, Victor, Osborn & Maledon, P.A. in the areas of corporate and securities law and intellectual property licensing.

    Kevin M. Hickey has served as Senior Vice President, Americas' Operations since January 1994. Mr. Hickey joined VIASOFT in February 1993 to manage the domestic sales organization of the Company. Prior to joining VIASOFT, Mr. Hickey had been employed by International Business Machines Corporation as a Business Unit Executive in the Phoenix office from January 1991 through January 1993, as an Administrative Assistant from November 1989 to December 1990, and as Marketing Manager from January 1988 through October 1989.

    Colin J. Reardon has served as Vice President, International Operations of the Company since August 1994. Prior to joining VIASOFT, Mr. Reardon served as Vice President of International Marketing of Sterling Software, Inc., from July 1993 through July 1994. Mr. Reardon was previously employed by Systems Center, Inc., where Mr. Reardon served as Vice President of European Operations from November 1992 through June 1993 and Managing Director of its United Kingdom operations from July 1988 through October 1992.

    Jean-Luc G. Valente has served as Vice President, Marketing of the Company since August 16, 1996. Prior to joining VIASOFT, Mr. Valente had been employed by Computer Associates International, Inc. as Vice President, Strategic Marketing in Islandia, New York from June 1993 through April 1996; as a Managing Director in Barcelona, Spain, from April 1992 through June 1993; and as a Marketing Director in Paris, France, from April 1990 through March 1992.


                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

    The Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol VIAS since the Company's initial public offering in March 1995. Prior to that offering, there was no public market for the Common Stock of the Company. The Company has never paid cash dividends on its capital stock and currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business. During fiscal year 1996, the Company's agreement for its bank line of credit prohibited, without bank approval, payment of cash dividends on capital stock. The Company did not renew the line of credit, which expired in July 1996. See Note 4 of Notes to Consolidated Financial Statements.

    The number of holders of record of the Company's Common Stock was approximately 293 at August 30, 1996. In addition, there are approximately 4,500 beneficial owners of Common Stock.

    The following table sets forth the range of high and low closing sales prices for the Company's Common Stock for the periods indicated, all as reported on The Nasdaq Stock Market. The prices have been adjusted to give retroactive effect to the Company's 2-for-1 stock split that was effective August 30, 1996.

          Fiscal Year Ended June 30, 1996         High               Low
                                                  ----               ---

          First quarter                            8 1/2              4 15/16

          Second quarter                           7 13/16            5 3/4

          Third quarter                           14 1/4              6 5/8

          Fourth quarter                          34 1/2             10 3/4


          Fiscal Year Ended June 30, 1995         High               Low
                                                  ----               ---

          Third quarter                            4 7/8              3 7/8

          Fourth quarter                           7 1/2              4 1/4

Item 6.   Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, whose report covering the financial statements as of June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996 also is included elsewhere herein. The consolidated statement of operations data for the years ended June 30, 1993 and 1992 and the consolidated balance sheet data as of June 30, 1994, 1993, and 1992 are derived from audited financial statements not included herein.

                                                             Year Ended June 30,
                                           --------------------------------------------------------
                                             1996        1995        1994        1993        1992
                                           --------    --------    --------    --------    --------
                                                   (in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
  Software license fees ................   $ 17,824    $ 14,311    $ 13,029    $ 11,343    $ 10,493
  Maintenance fees .....................     14,305      12,059      10,041       7,645       6,098
  Professional services fees ...........     11,307       4,387       2,715       1,341       1,064
  Other ................................        121         194         199         313         177
                                           --------    --------    --------    --------    --------
      Total revenues ...................     43,557      30,951      25,984      20,642      17,832
                                           --------    --------    --------    --------    --------
Operating expenses:
  Cost of software license and
    maintenance fees ...................      2,788       2,661       1,544       2,254       1,512
  Cost of professional services fees ...      8,025       4,052       2,522       1,626       1,021
  Sales and marketing ..................     18,137      13,517      11,993      13,308      10,159
  Research and development .............      4,237       3,193       3,291       3,692       3,521
  General and administrative ...........      3,567       2,643       2,480       2,406       2,252
                                           --------    --------    --------    --------    --------
      Total operating expenses .........     36,754      26,066      21,830      23,286      18,465
                                           --------    --------    --------    --------    --------
Income (loss) from operations ..........      6,803       4,885       4,154      (2,644)       (633)
                                           --------    --------    --------    --------    --------
Other income (expense):
  Interest income ......................      1,350         508          73          33          78
  Interest expense .....................        (11)        (27)        (66)       (109)        (20)
  Other, net ...........................        (82)          9         (29)       (274)         45
                                           --------    --------    --------    --------    --------
      Total other income (expense) .....      1,257         490         (22)       (350)        103
                                           --------    --------    --------    --------    --------
Income (loss) before income taxes ......      8,060       5,375       4,132      (2,994)       (530)
Provision for income taxes .............      1,843         183         487         278         150
                                           --------    --------    --------    --------    --------
Net income (loss) ......................   $  6,217    $  5,192    $  3,645    $ (3,272)   $   (680)
                                           ========    ========    ========    ========    ========
Earnings (loss) per common and common
    share equivalent(1) ................   $    .36    $    .36    $    .29    $   (.28)   $   (.06)
                                           ========    ========    ========    ========    ========
Weighted average number of common and
    common share equivalents
    outstanding(1) .....................     17,391      14,584      12,720      11,620      11,060
                                           ========    ========    ========    ========    ========

- ----------
(1) Reflects the conversion of all issued and outstanding shares of preferred stock into 8,847,814 shares of Common Stock upon the closing of the Company's initial public offering on March 8, 1995. Also reflects effect of a two-for-one stock split effected in the form of a dividend, with a record date of August 30, 1996. See Note 1 of Notes to Consolidated Financial Statements.

                                                   June 30,
                               ------------------------------------------------
                                 1996      1995      1994      1993       1992
                               -------   -------   -------   -------    -------
Balance Sheet Data:
Cash and cash equivalents ..   $ 5,009   $ 7,680   $ 4,099   $ 1,025    $   570
Working capital (deficit) ..    25,388    17,950     1,149    (2,654)       582
Total assets ...............    46,591    32,614    14,257     9,551      9,134
Deferred revenue (current) .     9,985     8,482     7,679     6,127      4,683
Deferred revenue (long term)       298       185       182        28         70
Total stockholders' equity .    28,259    20,423     3,039      (690)     2,324

- ----------
(1) Reflects the conversion of all issued and outstanding shares of preferred stock into 8,847,814 shares of Common Stock upon the closing of the Company's initial public offering on March 8, 1995. Also reflects effect of a two-for-one stock split effected in the form of a dividend, with a record date of August 30, 1996. See Note 1 of Notes to Consolidated Financial Statements.


Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Overview

     The Company derives its revenues primarily from software license fees, software maintenance fees and professional services fees. The Company's software is licensed primarily to Fortune 1000 and similarly sized organizations worldwide. Professional services are provided in conjunction with software products and are also provided separately to similar large organizations. The Company's products and services are marketed through its United States sales force, both domestically and in Canada and Latin America, and in other international markets through a foreign branch and subsidiaries and independent distributors.

     The Company licenses software products directly to customers and to distributors for resale. Software license revenues are recognized upon delivery and acceptance of the software, receipt of an executed noncancellable license agreement from the customer or the distributor's end user and completion of any significant remaining obligations under the agreement. Revenues from software licensing related to the Company's obligation to provide certain customer support are deferred and recognized straight-line over the contract support period, which is generally one year. Software maintenance contracts are generally renewable on an annual basis, although the Company also negotiates long-term maintenance contracts from time to time. Revenues from maintenance contract renewals are deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized as the related services are provided. See Note 1 of Notes to Consolidated Financial Statements.

Results Of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain expense and income items:

                                                 Year Ended June 30,
                                                 ------------------
                                                 1996   1995   1994
                                                 ----   ----   ----
Revenues:
  Software license fees .......................    41%    46%    50%
  Maintenance fees ............................    33     39     39
  Professional services fees ..................    26     14     10
  Other .......................................   --       1      1
                                                 ----   ----   ----
Total revenues ................................   100    100    100
                                                 ----   ----   ----
Operating expenses:
  Cost of software license and maintenance fees     6      9      6
  Cost of professional services fees ..........    18     13     10
  Sales and marketing .........................    42     44     46
  Research and development ....................    10     10     13
  General and administrative ..................     8      8      9
                                                 ----   ----   ----
Total operating expenses ......................    84     84     84
                                                 ----   ----   ----
Income  from operations .......................    16     16     16
Total other income, net .......................     2      2    --
                                                 ----   ----   ----
Income before income taxes ....................    18     18     16
Provision for income taxes ....................     4      1      2
                                                 ====   ====   ====
Net income ....................................    14%    17%    14%
                                                 ====   ====   ====


Comparison of Fiscal Years Ended June 30, 1996 and June 30, 1995

     Revenues. Total revenues were $43,557,000 for fiscal 1996, an increase of approximately 41% from $30,951,000 for fiscal 1995. Software license fees were $17,824,000 for fiscal 1996, an increase of approximately 25% from $14,311,000 for fiscal 1995. Domestic license revenues increased 31% in fiscal 1996 as compared to fiscal 1995, primarily as a result of heightened awareness of the year 2000 date change problem in the domestic marketplace and demand for the Company's tools to assist in the solution to this problem. Internationally, in fiscal 1996, the Company's software license fees increased by 10% as compared to 1995, a slower growth than experienced domestically. The Company believes the slower international growth is primarily attributable to the international
market   awareness  of  the  year  2000  problem  lagging  behind  the  domestic marketplace.

     In order to broaden its distribution channels, the Company established its Solution/Technology Provider Program in fiscal 1996. VIASOFT's Solution/Technology Provider Program licenses VIASOFT's Enterprise 2000 solution offering (consisting of VIASOFT's Impact 2000, VIASOFT's Plan 2000, and
VIASOFT's Operation 2000) to third-party Solution/Technology Providers, generally consulting services companies, in exchange for license fees and/or royalties. In conjunction with a services engagement, VIASOFT will lease or license certain of its products to the customer or Solution/Technology Provider in order to provide a total solution to the customer. This program generated both software license and royalty revenue in fiscal 1996. Domestic software license revenue generated through this program was approximately $1.6 million. Royalty revenue is included in professional services fees and is immaterial. As of June 30, 1996, the Company had 19 Solution/Technology Providers worldwide.

     Maintenance fees were $14,305,000 in fiscal 1996, an increase of 19% from $12,059,000 in fiscal 1995. This increase is primarily a result of new software licenses, and, to a lesser extent, customer system upgrades and increases in the fees charged for annual maintenance.

     Professional services fees were $11,307,000 in fiscal 1996, an increase of 158% from $4,387,000 in fiscal 1995. The Company continues to expand its professional services business to meet the growing demand for VIASOFT's Enterprise 2000 solution offerings created by the year 2000 date change problem. Enterprise 2000 solution offerings comprised approximately 75% of the Company's professional services fees in fiscal 1996. Additionally, revenue from the Company's education services continued to grow in fiscal 1996, improving 55% to $1,393,000 from $898,000 in fiscal 1995, primarily as a result of a renewed focus on the sale of education services and increased license sales.

     Cost of Revenues. Cost of software license and maintenance fees, which includes royalties, cost of customer support and product packaging and documentation, was $2,788,000 in fiscal 1996, an increase of 5% from $2,661,000 in fiscal 1995. The increase was primarily attributable to an increase in the average number of personnel devoted to customer support, and increased product documentation costs related to new product releases, offset by savings in royalties. See Note 8 of Notes to Consolidated Financial Statements.

     Cost of professional services fees consists principally of personnel costs, third-party subcontracting fees, and other costs related to the professional services business. The cost of professional services fees was $8,025,000 in fiscal 1996, an increase of approximately 98% from $4,052,000 in fiscal 1995. The increase is a result of the additional personnel hired and their related costs as well as third-party costs to deliver the Company's solutions in response to increased customer demand, both domestically and internationally. The gross margin on professional services fees improved to 29% in fiscal 1996 compared to 8% in fiscal 1995. This margin improvement reflects the significant increase in professional service fee income, together with the Company's focus on improving the management and delivery of its solution offerings.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $18,137,000 in fiscal 1996, an increase of approximately 34% from $13,517,000 in fiscal 1995. This increase is attributable primarily to increased personnel, higher salaries, increased travel expenses primarily related to the increase in personnel, increased sales incentive costs, and additional marketing expenditures. These increases were offset by a decrease in bad debt expense. Bad debt expense in fiscal 1995 included a third quarter $200,000 increase in the reserve to provide for a specific account which was subsequently resolved for an amount that was less than the established reserve. In management's opinion, there was no need for any bad debt expense in fiscal 1996. Sales and marketing expenses as a percentage of total revenues declined to 42% in fiscal 1996 compared to 44% in fiscal 1995 due primarily to the increase in revenues.

     Research and  Development.  Research and  development expenditures  consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and to a lesser extent, third-party development costs. Total expenditures for research and development were $4,237,000 for fiscal 1996, an increase of 33% from $3,193,000 for fiscal 1995. This increase was due to the hiring of additional personnel and their related costs, as well as increased third-party development costs. As a percentage of sales, research and development costs remained constant at 10% for fiscal 1996 and 1995.

     General and Administrative. General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems and other administrative functions of the Company. General and administrative expenses were $3,567,000 in fiscal 1996, representing an increase of 35%, as compared to $2,643,000 in fiscal 1995. In the third quarter of fiscal 1996, the Company incurred approximately $350,000 in one time charges, consisting primarily of severance and relocation costs, related to a change in the Chief Financial Officer position. Without these one time costs, general and administrative expenses would have increased 22%. Excluding the one time charge, the increases were due to general salary increases, additional personnel and the related costs associated with those personnel, and external professional service consulting costs. As a percentage of total revenues, general and administrative expenses were constant at 8% for fiscal 1996 and 1995.

     Other Income (Expense). Other income was $1,257,000 in fiscal 1996 as compared to $490,000 in fiscal 1995. The increase is primarily due to interest income which was $1,350,000 in fiscal 1996 compared to $508,000 in fiscal 1995. This increase was due primarily to an increase in funds available for short term investment as a result of the Company's initial public offering and from cash generated from operations. Foreign currency gains and losses were negligible in fiscal 1996 and 1995.

     Provision for Income Taxes. The provision for income taxes was $1,843,000 and $183,000, resulting in effective tax rates of 23% and 3%, in fiscal 1996 and 1995, respectively. The Company's effective tax rates were affected by the availability of net operating loss carryforwards and certain tax credit carryforwards, which reduced the Company's federal tax liability for fiscal 1996 and eliminated the Company's federal tax liability in fiscal 1995. See Note 5 of Notes to Consolidated Financial Statements.

Comparison of Fiscal Years Ended June 30, 1995 and June 30, 1994

     Revenues. Total revenues were $30,951,000 in fiscal 1995, an increase of approximately 19% from $25,984,000 in fiscal 1994. Software license fees were $14,311,000 in fiscal 1995, an increase of approximately 10% from $13,029,000 in fiscal 1994. This increase was attributable primarily to an increase in international software license revenues of 34% due to increases in sales by most of the Company's international distributors as well as the Company's direct international operations. Domestic software license revenues were substantially unchanged for fiscal 1995 compared to fiscal 1994. Maintenance fees were $12,059,000 in fiscal 1995, an increase of 20% from $10,041,000 in fiscal 1994, as a result of new software licenses, customer system upgrades and increases in the fees charged for annual maintenance. Professional services fees were $4,387,000 in fiscal 1995, an increase of 62% from $2,715,000 in fiscal 1994 as the Company continued to expand its professional services business in response to the demand for its Insourcing and Enterprise 2000 services offerings. Other revenues remained unchanged in fiscal 1995 as compared to fiscal 1994.

     Cost of Revenues. Cost of software license and maintenance fees was $2,661,000 in fiscal 1995, an increase of 72% from $1,544,000 in fiscal 1994.
Cost of software license and maintenance fees as a percentage of total revenues increased to 9% in fiscal 1995 from 6% in fiscal 1994. These increases were attributable primarily to a $530,000 increase in royalty expense under the Company's license agreement for its ESW/PC product and to a lesser extent additional product documentation costs, general salary increases and an increase in the number of personnel devoted to customer support. ESW/PC is licensed from SEEC, Inc., a privately held software company, and marketed under the VIASOFT label pursuant to an agreement that provides for certain minimum prepaid royalties. During the quarter ended December 31, 1994, the Company evaluated the remaining balance of the prepaid royalty under the ESW/PC agreement in light of the actual license and maintenance revenues to date as well as estimated license and maintenance revenues, and determined that an adjustment of approximately $250,000 was necessary to state the prepaid royalties at their estimated net realizable value at December 31, 1994. In addition, commencing in the second quarter of fiscal 1995, the Company began amortizing prepaid royalties under the agreement based on the greater of the amount determined on a straight-line basis over the 26 months remaining in the initial 3-year contract term, or actual royalties incurred on license and maintenance revenues. See Note 8 of Notes to Consolidated Financial Statements. Cost of professional services fees consists principally of personnel costs and other costs related to the services business to meet demand for its Enterprise 2000 and Insourcing services offerings. The cost of professional services fees was $4,052,000 in fiscal 1995, an increase of approximately 61% from $2,522,000 in fiscal 1994, as the Company increased personnel and other resources to continue the expansion of the Company's professional services business to meet the demand for its Enterprise 2000 and Insourcing services offerings. The cost of professional services fees as a percentage of professional services revenues declined to 92% in fiscal 1995, as compared to 93% in fiscal 1994, as a result of an increase in professional service fee revenue.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $13,517,000 in fiscal 1995, an increase of approximately 13% from $11,993,000 in fiscal 1994. This increase is attributable primarily to increased personnel, higher salaries, increased marketing and promotional materials costs, and a $200,000 increase in the bad debt reserve. Sales and marketing expenses as a percentage of total revenues were 44% in fiscal 1995 compared to 46% in fiscal 1994 due primarily to the increase in revenues.

     Research and Development. Research and development expenditures consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel. Total expenditures for research and development were $3,193,000 in fiscal 1995, a decrease of 3% from $3,291,000 in fiscal 1994. This decrease was due to decreases in various operating costs and in the average number of research and development personnel in fiscal 1995 as compared to fiscal 1994.

     General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, corporate information systems and other administrative functions of the Company. General and administrative expenses were $2,643,000 in fiscal 1995, an increase of 7% from $2,480,000 in fiscal 1994. These increases were due to general salary increases, increases in contract administration and other personnel, and increased insurance fees offset by savings in certain professional fees. As a percentage of total revenues, general and administrative expenses decreased to 8% in fiscal 1995 compared to 9% in fiscal 1994.

     Other Income (Expense). Interest expense was $27,000 in fiscal 1995, a decrease of 59% from $66,000 in fiscal 1994, due to repayment in January 1994 of borrowings from certain major stockholders. Interest income in fiscal 1995 was $508,000, compared to interest income of $73,000 in fiscal 1994. This increase was due primarily to an increase in funds available for short term investment as a result of the Company's initial public offering and cash generated from operations. In fiscal 1995, the Company experienced a gain of $10,000 due to foreign currency fluctuations compared to a loss of $12,000 in fiscal 1994 primarily due to fluctuations in the Italian Lira.

     Provision for Income Taxes. The provision for income taxes was $183,000 and $487,000 in fiscal 1995 and 1994, respectively, consisting of state and foreign taxes. The availability of net operating loss carryforwards and certain tax credits effectively eliminated the Company's liability for federal taxes in both years. Net operating loss carryforwards for federal tax purposes totaled approximately $1,096,000 at June 30, 1995, expiring between 2006 and 2008. The Company also has other federal tax credit carryforwards of $1,168,000 available to offset federal taxes, expiring between 2000 and 2004. See Note 5 of Notes to Consolidated Financial Statements. In addition, in fiscal 1995, the Company received notification from the Australian tax authorities of refunds of Australian withholding taxes remitted in previous years. This amounted to a credit to tax expense of approximately $125,000 in fiscal 1995.


Liquidity And Capital Resources

     The Company has funded its operations to date primarily through the private sale of equity securities, its initial public offering of the Company's common stock in March 1995, and, since July 1, 1993, from cash flow from operations. At June 30, 1996, the Company had cash and cash equivalents and investments of
$28,804,000, representing an increase of $8,249,000 from the total of $20,555,000 at June 30, 1995. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

     The Company had a loan agreement with a bank providing a $1,000,000 line of credit, secured by substantially all the assets of the Company. See Note 4 of Notes to Consolidated Financial Statements. The term of the loan agreement extended through July 2, 1996. The line of credit was not renewed. The Company did not have any amounts outstanding under this line of credit at June 30, 1996 or 1995, or at any time during the fiscal years then ended.

     During the first quarter of fiscal 1995, the Company entered into a $525,000 general office and computer equipment line of credit with a financial institution which provides for financing up to 90% of the costs of such equipment domestically. Borrowings under this arrangement, if any, will bear interest at the three year U.S. Treasury Bill rate, plus 4.4 percentage points. See Note 3 of Notes to Consolidated Financial Statements for additional discussion.

     The Company's net cash provided by operating activities was $7,976,000 and $4,908,000 for the fiscal years ended June 30, 1996 and 1995, respectively. Net cash provided in fiscal 1996 was composed primarily of net income plus depreciation and amortization and increases in accounts payable and accrued expenses, accrued income taxes, deferred revenues and accrued compensation offset in part by increases in accounts receivable, due to increased revenues, other assets, and in prepaid royalties and expenses. Net cash provided in fiscal 1995 was composed primarily of net income plus depreciation and amortization and increases in deferred revenues and accounts payable and accrued expenses, offset in part by an increase in accounts receivable, prepaid royalties and expenses, and deposits and other assets, and decreases in accrued compensation.

     The Company's investing activities used cash of $11,803,000 and $13,350,000, in the fiscal years ended June 30, 1996 and 1995, respectively. In fiscal 1996, the primary use of cash was for the purchase of investments net of investment maturities. In fiscal 1995, the primary use of cash was for the purchase of investments with the proceeds of the Company's initial public offering.

     The Company's financing activities provided cash of $1,158,000 and $12,040,000 in the fiscal years ended June 30, 1996 and 1995, respectively. In fiscal 1996, cash was provided primarily by the sale of common stock through the employee stock purchase plan and the exercise of stock options. In fiscal 1995, cash was provided principally from the net proceeds of the Company's initial public offering.

     As of June 30, 1996, the Company did not have any material commitments for capital expenditures.

     The Company anticipates that its capital expenditures and working capital requirements for the foreseeable future will be funded from existing cash and cash equivalents and investments together with internally generated funds. The Company believes that the existing cash and investment balances and cash generated from operations will be sufficient to meet the Company's liquidity needs for at least the next two years.

Item 8.   Consolidated Financial Statements and Supplementary Data



                                  VIASOFT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Report of Public Independent Accountants ................................   24

Consolidated Balance Sheets as of June 30, 1996 and 1995 ................   25

Consolidated Statements of Operations for the years ended
         June 30, 1996, 1995 and 1994 ...................................   26

Consolidated Statements of Stockholders' Equity for the years ended
         June 30, 1996, 1995 and 1994 ...................................   27

Consolidated Statements of Cash Flows for the years ended
         June 30, 1996, 1995 and 1994 ...................................   28

Notes to Consolidated Financial Statements ..............................   29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To VIASOFT, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of VIASOFT, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIASOFT, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                  ARTHUR ANDERSEN LLP


Phoenix, Arizona,
August 1, 1996 (except with respect to the stock split discussed in Note 1 and the agreement with Tadiran Information Systems, Ltd. discussed in
Note 8, as to which the date is August 30, 1996).

                         VIASOFT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                 June 30,
                                                                           --------------------
                                                                             1996        1995
                                                                           --------    --------
                                     ASSETS
Current assets:
   Cash and cash equivalents (Note 1) ..................................   $  5,009    $  7,680
   Investments, at amortized cost (Note 2) .............................     23,795      12,875
   Accounts receivable (less allowance for doubtful accounts
   of $279 and $391, at June 30, 1996 and 1995 respectively)............     13,335       8,686
   Prepaid expenses and other (Notes 5 and 8) ..........................      1,130         673
                                                                           --------    --------
       Total current assets ............................................     43,269      29,914
                                                                           --------    --------
Furniture and equipment (Notes 1 and 3):
   Computer equipment ..................................................      2,692       1,818
   Office furniture and equipment ......................................      1,905       1,585
   Capitalized leased equipment ........................................        264         587
                                                                           --------    --------
       Total furniture and equipment ...................................      4,861       3,990
   Less: Accumulated depreciation ......................................     (2,895)     (2,335)
                                                                           --------    --------
       Furniture and equipment, net ....................................      1,966       1,655
                                                                           --------    --------
Other assets (Note 5) ..................................................      1,356       1,045
                                                                           --------    --------
       Total assets ....................................................   $ 46,591    $ 32,614
                                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ....................................................   $  1,456    $    481
   Accrued compensation ................................................      1,491         866
   Accrued income taxes payable ........................................      1,824          40
   Other accrued expenses ..............................................      3,100       2,007
   Deferred revenue (Note 1) ...........................................      9,985       8,482
   Current maturities of obligations under capital leases (Note 3) .....         25          88
                                                                           --------    --------
       Total current liabilities .......................................     17,881      11,964
                                                                           --------    --------
Deferred revenue, recognized after one year (Note 1) ...................        298         185
                                                                           --------    --------
Obligations under capital leases, less current maturities (Note 3) .....         18          42
                                                                           --------    --------
Other long term liabilities ............................................        135          --
                                                                           --------    --------
Commitments and contingencies (Notes 2 and 8)
Stockholders' equity:
   Preferred stock, $.001 par value, 2,000,000 shares authorized, 0
     shares issued and outstanding .....................................         --          --
   Common stock, $.001 par value, 24,000,000 shares authorized;
     16,718,556 and 15,949,096 shares issued and outstanding at June 30,
     1996 and 1995, respectively (Notes 6 and 7) .......................         17          16
   Capital in excess of par value ......................................     27,771      26,354
   Common stock subscriptions receivable (Note 7) ......................        (59)       (258)
   Accumulated earnings (deficit) ......................................        506      (5,711)
   Cumulative translation adjustment (Note 1) ..........................         24          22
                                                                           --------    --------
       Total stockholders' equity ......................................     28,259      20,423
                                                                           ========    ========
       Total liabilities and stockholders' equity ......................   $ 46,591    $ 32,614
                                                                           ========    ========

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)




                                                      Year Ended June 30,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
Revenues:
   Software license fees ....................... $ 17,824  $ 14,311  $ 13,029
   Maintenance fees ............................   14,305    12,059    10,041
   Professional services fees ..................   11,307     4,387     2,715
   Other .......................................      121       194       199
                                                 --------  --------  --------
       Total revenues ..........................   43,557    30,951    25,984
                                                 --------  --------  --------
Operating expenses:
   Cost of software license and maintenance fees    2,788     2,661     1,544
   Cost of professional services fees ..........    8,025     4,052     2,522
   Sales and marketing .........................   18,137    13,517    11,993
   Research and development ....................    4,237     3,193     3,291
   General and administrative ..................    3,567     2,643     2,480
                                                 --------  --------  --------
       Total operating expenses ................   36,754    26,066    21,830
                                                 --------  --------  --------
Income from operations .........................    6,803     4,885     4,154
                                                 --------  --------  --------
Other income (expense):
   Interest income .............................    1,350       508        73
   Interest expense ............................      (11)      (27)      (66)
   Other income (expense), net .................      (82)        9       (29)
                                                 --------  --------  --------
       Total other income (expense) ............    1,257       490       (22)
                                                 --------  --------  --------
Income before income taxes .....................    8,060     5,375     4,132
   Provision for income taxes ..................    1,843       183       487
                                                 --------  --------  --------
Net income ..................................... $  6,217  $  5,192  $  3,645
                                                 ========  ========  ========
Earnings per common and common share equivalent
   (Note 1)..................................... $    .36  $    .36  $    .29
                                                 ========  ========  ========
Weighted average number of common and common
    share equivalents outstanding (Note 1) .....   17,391    14,584    12,720
                                                 ========  ========  ========

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except share information)
                                    (Note 1)




                                                Series B Preferred Stock            Common Stock                          Common
                                               --------------------------    -------------------------    Capital in       Stock
                                                                 Number                       Number      Excess of    Subscriptions
                                                  Amount       of Shares       Amount      of Shares      Par Value     Receivable
                                               -----------    -----------    -----------   -----------   -----------   -------------
Balance at June 30, 1993 ...................   $    12,703     13,271,898    $         3     2,892,084   $     1,253   $      (101)
   Common stock issued for services rendered            --             --             --        14,000            11            --
   Sale of common stock (Note 7) ...........            --             --             --       283,332           155          (154)
   Exercise of options in exchange for
       promissory note (Note 7) ............            --             --             --       181,920            27           (27)
   Exercise of options .....................            --             --             --        67,366            16            --
   Conversion of Series B preferred stock ..            --             (3)            --             6            --            --
   Payments on common stock
     subscriptions receivable ..............            --             --             --            --            --            17
   Net income ..............................            --             --             --            --            --            --
   Translation adjustment ..................            --             --             --            --            --            --
                                               -----------    -----------    -----------   -----------   -----------   -----------
Balance at June 30, 1994 ...................        12,703     13,271,895              3     3,438,708         1,462          (265)
Conversion of preferred stock ..............       (12,703)   (13,271,895)             9     8,847,814        12,694            --
   Sale of common stock, net ...............            --             --              4     3,434,658        12,136            --
   Exercise of options .....................            --             --             --       227,916            62            --
   Payments on common stock
     subscriptions receivable ..............            --             --             --            --            --             7
   Net income ..............................            --             --             --            --            --            --
   Translation adjustment ..................            --             --             --            --            --            --
                                               -----------    -----------    -----------   -----------   -----------   -----------
Balance at June 30, 1995 ...................            --             --             16    15,949,096        26,354          (258)
   Sale of common stock, net ...............            --             --             --       214,722           747            --
   Exercise of options,  net ...............            --             --              1       279,734           195            --
   Exercise of warrants ....................            --             --             --       275,004           103            --
   Income tax benefit  relating to stock
     plans (Note 5) ........................            --             --             --            --           170            --
   Compensation relating to stock plans
      (Note 7) .............................            --             --             --            --           202            --
   Payments on common stock
     subscriptions receivable (Note 7) .....            --             --             --            --            --           199
   Net income ..............................            --             --             --            --            --            --
   Translation adjustment ..................            --             --             --            --            --            --
                                               -----------    -----------    -----------   -----------   -----------   -----------
Balance at June 30, 1996 ...................   $                             $        17    16,718,556   $    27,771   $       (59)
                                               ===========    ===========    ===========   ===========   ===========   ===========

                                                               Cumulative
                                                 Accumulated   Translation
                                                   Deficit      Adjustment       Total
                                                 -----------   -----------    -----------
Balance at June 30, 1993 ...................    $   (14,548)            --           (690)
   Common stock issued for services rendered             --             --             11
   Sale of common stock (Note 7) ...........             --             --              1
   Exercise of options in exchange for
       promissory note (Note 7) ............             --             --             --
   Exercise of options .....................             --             --             16
   Conversion of Series B preferred stock ..             --             --             --
   Payments on common stock subscriptions
       receivable ..........................             --             --             17
   Net income ..............................          3,645             --          3,645
   Translation adjustment ..................             --             39             39
                                                -----------    -----------    -----------
Balance at June 30, 1994 ...................        (10,903)            39          3,039
Conversion of preferred stock ..............             --             --             --
   Sale of common stock, net ...............             --             --         12,140
   Exercise of options .....................             --             --             62
   Payments on common stock
     subscriptions receivable ..............             --             --              7
   Net income ..............................          5,192             --          5,192
   Translation adjustment ..................             --            (17)           (17)
                                                -----------    -----------    -----------
Balance at June 30, 1995 ...................         (5,711)            22         20,423
   Sale of common stock, net ...............             --             --            747
   Exercise of options,  net ...............             --             --            196
   Exercise of warrants ....................             --             --            103
   Income tax benefit  relating to stock
     plans (Note 5) ........................             --             --            170
   Compensation relating to stock plans
      (Note 7) .............................             --             --            202
   Payments on common stock subscriptions
      receivable (Note 7) ..................             --             --            199
   Net income ..............................          6,217             --          6,217
   Translation adjustment ..................             --              2              2
                                                -----------    -----------    -----------
Balance at June 30, 1996 ...................    $       506    $        24    $    28,259
                                                ===========    ===========    ===========

                         VIASOFT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Year Ended June 30,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
Operating activities:
   Net income ...............................................   $  6,217    $  5,192    $  3,645
                                                                --------    --------    --------
   Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization ..........................        695         638         663
     Compensation expense related to stock plans ............        202          --          --
     Loss on disposal of fixed assets .......................          6          16          --
     Common stock issued for services rendered ..............         --          --          11
       Changes in operating assets and liabilities:
         Increase in accounts receivable ....................     (4,358)     (1,165)     (1,398)
         Increase in prepaid expenses and other assets ......     (1,184)       (857)       (555)
         Increase (decrease) in accounts payable and other
           accrued expenses .................................      2,203         622        (349)
         Increase (decrease) in accrued compensation ........        625        (262)        660
         Increase (decrease) in accrued income taxes
           payable ..........................................      1,954         (82)        233
         Increase in deferred revenue .......................      1,616         806       1,706
                                                                --------    --------    --------
           Total adjustments ................................      1,759        (284)        971
                                                                --------    --------    --------
       Net cash provided by operating activities ............      7,976       4,908       4,616
                                                                --------    --------    --------
Investing activities:
   Capital expenditures .....................................       (987)       (722)       (342)
   Investments/maturities ...................................     32,890          --          --
   Purchase of investments ..................................    (43,706)    (12,628)         --
                                                                --------    --------    --------
          Net cash used in investing activities .............    (11,803)    (13,350)       (342)
                                                                --------    --------    --------
Financing activities:
   Principal payments on obligations under capital leases ...        (87)       (171)       (272)
   Payments for offering costs ..............................         --        (636)         --
   Payments on notes payable to stockholders ................         --          --      (1,000)
   Proceeds from issuance of common stock ...................      1,046      12,840          16
   Payments received on common stock subscriptions
       receivable............................................        199           7          17
                                                                --------    --------    --------
       Net cash provided by (used in) financing activities ..      1,158      12,040      (1,239)
                                                                --------    --------    --------
Effect of exchange rate changes on cash .....................         (2)        (17)         39
                                                                --------    --------    --------
Net (decrease) increase in cash and cash equivalents ........     (2,671)      3,581       3,074
Cash and cash equivalents, beginning of year ................      7,680       4,099       1,025
                                                                --------    --------    --------
Cash and cash equivalents, end of year ......................      5,009    $  7,680    $  4,099
                                                                ========    ========    ========
Supplemental cash flow information:
   Interest paid ............................................   $     11    $     27    $    115
   Income taxes paid ........................................   $    450    $    409    $     85
   Capital lease obligations incurred .......................   $     --    $     93    $     --
    Income tax benefit related to stock plans ...............   $    170    $     --    $     --

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     OPERATIONS

     VIASOFT, Inc. and its subsidiaries, VIASOFT Pty. Ltd. (VIASOFT Pty); VIASOFT International, Inc.; VIASOFT U.K. Limited (VIASOFT UK); VIASOFT International GmbH (VIASOFT Germany); and VIASOFT de Mexico, S.A. de C.V., and branches, VIASOFT Belgium and VIASOFT Netherlands (collectively, the "Company") are engaged in developing, marketing and supporting computer software which is used by businesses worldwide to enhance the maintenance and redevelopment process for existing applications, reduce maintenance costs and improve quality in their existing applications. The Company also provides professional services to large corporations and public entities to help them effectively manage and automate the evolution of their existing applications. The Company operates through its wholly-owned subsidiaries in Australia, the United Kingdom, Germany and Mexico, branch offices in Belgium and the Netherlands and an established network of semi-exclusive distributors in other international markets.

     SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The accompanying consolidated financial statements include the accounts of VIASOFT, Inc. and its subsidiaries. The subsidiary books are prepared in local currency and converted at time of consolidation to U.S. dollars using the exchange rate at the balance sheet date. All significant intercompany accounts and transactions have been eliminated.

     Revenue Recognition

     Revenue is recognized in accordance with Statement of Position 91-1, "Software Revenue Recognition." Accordingly, revenue from software licensing is recognized when delivery of the software has occurred, a signed noncancellable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue related to insignificant obligations is deferred and recognized as the obligations are fulfilled. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenue from professional services is generally billed on a time and materials basis. Professional services do not involve significant customization, modification or production of the licensed software. Such professional services fees are recognized as the related services are provided.

     Revenue generated by domestic operations from sales to unaffiliated foreign customers was 11%, 15% and 15% of total revenues in the years ended June 30, 1996, 1995 and 1994, respectively. See Note 9.

     Cash and Cash Equivalents

     The Company's policy is to invest cash in excess of operating requirements in income-producing investments. The Company's investments include commercial paper, corporate bonds, and U.S. Treasury bills, all of which are stated at amortized cost, which approximates fair market value. For purposes of the statements of cash flows, the Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

     Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. The Company's customer base is primarily Fortune 1000 and similarly-sized organizations worldwide, and the Company's international distributor network. The Company does not require collateral upon delivery of its products.

     Furniture And Equipment

     Furniture and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of three to seven years. Depreciation expense was $664,000, $558,000 and $609,000 in the years ended June 30, 1996, 1995, and 1994, respectively.

     Product Development

     Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"), capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. Amounts related to internal software development that could be capitalized under this statement were immaterial. In addition, the Company has and plans to continue to purchase software from third parties. Purchased software is also accounted for in accordance with SFAS No. 86.

     Foreign Currency Translation

     Financial information relating to the Company's foreign subsidiaries is reported in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The net foreign currency translation gain (loss) in the years ended June 30, 1996, 1995 and 1994, was approximately $16,000, $10,000, and $(12,000), respectively. The gains or losses resulting from the translation of the financial statements of the Company's foreign subsidiaries have been included as a separate component of stockholders' equity.

     Earnings Per Share

     Earnings per share is computed by dividing net income by the weighted average number of common and common share equivalents assumed outstanding during the period. Primary and fully diluted earnings per share are considered to be the same in all periods presented since the effect of certain potentially dilutive securities is immaterial. For purposes of these calculations, the Series B preferred stock, which was converted into 8,847,814 shares of common stock upon the closing of the Company's initial public offering on March 8, 1995, has been assumed to have been converted on a one-for-three basis into shares of common stock as of the beginning of each year presented to give effect to the one-for-three reverse split of the common stock in December 1994.

     Effective December 1, 1994, the Board of Directors declared a one-for-three reverse stock split of the Company's common stock. On August 19, 1996, the Company's Board of Directors approved a two-for-one stock split of its outstanding common stock, to be effected in the form of a stock dividend. Each holder of shares of the Company's common stock on August 30, 1996 received one additional share of common stock for every one share of stock held. All share and per share information presented in these financial statements and annual report reflects the effect of these events.

     Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is required to be adopted by the Company in fiscal 1997, is not expected to have a material effect on the Company's financial position or its results of operations upon adoption. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is required to be adopted by the Company in fiscal 1997. Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, the Company will continue to account for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, this Statement is not expected to have a material effect on the Company's financial position or its results of operations when adopted.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. The carrying amounts of cash, receivables and accounts payable approximate fair values.

2.   INVESTMENTS:

The Company's investments are all classified as held-to-maturity and consist of the following (in thousands):

                                            June 30, 1996
                              --------------------------------------------
                                           Gross      Gross
                              Amortized  Unrealized Unrealized
                                Cost       Gains      Losses    Fair Value
                              ---------  ---------- ----------  ----------
U.S. Treasury securities      $  13,846  $        1 $      (11) $   13,836
Government-backed securities      6,580          --         (6)      6,574
Corporate bonds                   3,369          --        (50)      3,319
                              =========  ========== ==========  ==========
    Total                     $  23,795  $        1 $      (67) $   23,729
                              =========  ========== ==========  ==========


                                            June 30, 1995
                              --------------------------------------------
                                           Gross      Gross
                              Amortized  Unrealized Unrealized
                                Cost       Gains      Losses    Fair Value
                              ---------  ---------- ----------  ----------
U.S. Treasury securities       $ 12,262  $       25         --  $   12,287
Commercial paper                    613          --         --         613
                              ---------  ---------- ----------  ----------
    Total                     $  12,875  $       25         --  $   12,900
                              =========  ========== ==========  ==========

All of the Company's investments at June 30, 1996 and 1995 will mature or matured within one year, respectively.

     In July, 1996, the Company retained the services of an outside investment advisor to manage its investment portfolio. It is anticipated that in fiscal 1997, certain of the Company's investments will be classified as trading or available-for-sale securities.

3.   OBLIGATIONS UNDER CAPITAL LEASES:

     The Company leases various equipment under noncancellable lease agreements expiring through fiscal year 1998. The leases have been capitalized using various implicit interest rates. The following is a schedule of future minimum lease payments under the leases, together with the present value of the future minimum lease payments for each of the years ending June 30 (in thousands):

    1997.............................................................  $  28
    1998.............................................................     19
                                                                       -----
    Total minimum lease payments.....................................     47
    Less:
       Amount representing interest..................................     (4)
       Current maturities............................................    (25)
                                                                       -----

    Present value of long-term obligations under capital leases......  $  18
                                                                       =====

     During the first quarter of fiscal 1995, the Company entered into a $525,000 general office and computer equipment line of credit with a financial institution which provides for financing up to 90% of the costs of such acquisitions domestically. The amount available under the line of credit is reduced by prior outstanding equipment loans from the financial institution, which aggregated approximately $47,000 and $105,000 as of June 30, 1996 and 1995, respectively. Additional borrowings under this arrangement, if any, will bear interest at the three year U.S. Treasury Bill rate, plus 4.4 percentage points.

4.   NOTES PAYABLE:

     During fiscal 1994, the Company entered into an agreement with Silicon Valley Bank (the "Agreement") for a revolving line of credit, evidenced by a promissory note, which provided for up to $1,000,000 of operating capital.
Advances under the Agreement were based upon 70% of eligible accounts receivable, as defined, and bore interest at prime plus 1% and matured July 2, 1996. The Agreement contained certain restrictive covenants which included, among other things, restrictions on dividends, incurring additional debt, changes to the Company's operations and lending or investing other than in the normal course of business. The Agreement also required the Company to maintain a specified minimum tangible net worth, minimum profitability levels and a minimum quick ratio. No amounts were outstanding under the Agreement at June 30, 1996 or 1995, or at any time during the years then ended. The line of credit was not renewed upon expiration in July 1996.

5.   INCOME TAXES:

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Upon adoption of SFAS No. 109, there was no cumulative effect of the change in accounting principle.

     The provision for income taxes consists of the following (in thousands):

                                                       Year Ended June 30,
                                                 -----------------------------
                                                    1996       1995       1994
                                                 -------    -------    -------
Current:
   Federal ..................................... $ 1,184    $   120    $    80
   State .......................................     454        129         70
   Foreign .....................................     275         54        417
Deferred .......................................     322       (120)       (80)
Utilization of net operating loss and tax credit
   carryforwards ...............................   1,464      2,295      1,853
Change in valuation allowance ..................  (1,856)    (2,295)    (1,853)
                                                 -------    -------    -------
Provision for income taxes ..................... $ 1,843    $   183    $   487
                                                 =======    =======    =======

     For the year ended June 30, 1996, income tax benefits of $170,000 were allocated to additional paid-in capital for tax benefits associated with the exercise of nonqualified stock options and the disqualifying disposition of incentive stock options.

     The components of deferred taxes are as follows (in thousands):
                                                             Year Ended June 30,
                                                             ------------------
Deferred tax liabilities:                                       1996      1995
                                                              -------   -------
   Prepaid royalty .......................................... $    34   $   147
   Accelerated tax depreciation .............................      94        87
   Other ....................................................      15        15
                                                              -------   -------
     Total ..................................................     143       249
                                                              -------   -------
Deferred tax assets:
   Foreign tax credits ......................................     168       544
   Tax effect of regular U.S. net operating loss carryforward      --       438
   Research and experimentation credits .....................      --       424
   Alternative minimum tax credit carryforward ..............      --       200
   Software development costs capitalized for tax ...........     511        --
   Allowance for doubtful accounts ..........................     117       156
   Vacation accrual .........................................     146       152
   Deferred revenue .........................................      42        79
   Other ....................................................     122       364
                                                              -------   -------
     Total ..................................................   1,106     2,357
                                                              -------   -------
    Net deferred tax asset ..................................     963     2,108
    Valuation allowance .....................................      --    (1,856)
                                                              -------   -------
    Deferred tax asset ...................................... $   963   $   252
                                                              =======   =======

     Management believes that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred tax assets and, therefore, has eliminated the valuation allowance as of June 30, 1996. The Company has recognized a tax benefit as a result of the change in the valuation allowance of $1,856,000. The deferred tax asset presented in the balance sheet at June 30, 1995, is shown net of a valuation allowance of $1,856,000.

     A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

                                                    Year Ended June 30,
                                                   --------------------
                                                   1996    1995    1994
                                                   ----    ----    ----
      Statutory federal rate ....................    34%     34%     34%
      Effect of permanent differences ...........     2       1       1
      Foreign taxes .............................     4       1      10
      State taxes, net of federal benefit .......     4       1       1
      Tax credit carryforwards ..................   (14)     --      --
      Benefit of net operating loss carryforwards    (7)    (34)    (34)
                                                   ----    ----    ----
                                                     23%      3%     12%
                                                   ====    ====    ====

     The Company utilized its entire net operating loss carryforward during the year ended June 30, 1996.

     The Company used $424,000 of research and experimentation credits, $529,000 of foreign tax credits, and $207,000 of alternative minimum tax credits during the year ended June 30, 1996. At June 30, 1996, the Company had foreign tax credits of $168,000 expiring through 2000.

6.   STOCK PLANS:

     1994 Equity Incentive Plan

     The 1994 Equity Incentive Plan ("1994 Plan") was adopted by the Board of Directors ("the Board") in August 1994, approved by the stockholders in November 1994, and became effective March 1, 1995. The 1994 Plan will terminate 10 years after its effective date. The 1994 Plan authorizes awards of incentive stock options to employees and non-qualified stock options, stock appreciation rights, performance units, restricted stock and other common stock-based awards to officers, directors, employees, and consultants of the Company and its subsidiaries. A total of 1,400,000 shares of common stock is reserved for issuance under the 1994 Plan. The options currently outstanding under the 1994 Plan will vest as to 25% of the shares subject thereto on the first anniversary of issuance and will vest at the rate of 6.25% of such shares per quarter of continuous service thereafter.

     The 1994 Plan is administered by a committee appointed by the Board consisting of at least two non-employee directors, who have the exclusive authority to administer and interpret the 1994 Plan. The committee shall have the power to, among other things, designate participants, determine types of awards to be granted and the price, timing, terms and duration of awards.

     Employee Stock Option Plan

     The Company has an approved stock option plan ("1986 Plan") for employees and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1986 Plan may be either incentive stock options, as defined in
Section 422 of the Internal Revenue Code or nonstatutory stock options, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. Options become exercisable over periods of up to five years and must be exercised within five to six years of the date of grant. Effective March 8, 1995, no further share grants may be made pursuant to this Plan.

     Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan ("Purchase Plan") became effective at the time of the Company's initial public offering. The Company has reserved 400,000 shares of common stock for issuance under the Purchase Plan, and will allow eligible employees to purchase shares of common stock, at semiannual intervals, through periodic payroll deductions. The purchase price per share is eighty-five percent (85%) of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period or
(ii) the fair market value on the semi-annual purchase date. The purchase price, amount of shares purchased, and value of stock purchased are all subject to certain limitations on an individual and aggregate basis, as defined in the

Purchase Plan. The Purchase Plan will terminate on the earlier of (i) the date on which all shares available for issuance under the Plan have been issued or
(ii) December 31, 2003, unless earlier terminated by the Committee designated by the Board in accordance with the provisions of the Plan.

     As of June 30, 1996, 185,278 shares remained available for purchase through the Purchase Plan and there were 216 employees eligible to participate, of which 92%, or 198, participated. Employees purchased 214,722 shares during the year at prices ranging from $3.40 to $5.79. Total cash received by the Company was $747,000. The Purchase Plan is non-compensatory, therefore, no charges to income were recorded.

     Outside Director Stock Option Plan

         The Company's Outside Director Stock Option Plan ("Director Plan") was approved by the stockholders and became effective on November 15, 1995. The Director Plan authorizes non-discretionary grants of nonstatutory stock options to non-employee directors of the Company. A total of 400,000 shares of common stock is reserved for issuance under the Director Plan. Each person who is elected for the first time as an Outside Director shall be, upon the date of his first election, automatically granted an option to purchase 20,000 shares. Each Outside Director shall receive an option to purchase 10,000 shares at the fair market value established on the grant date upon re-election to the Board of Directors. The options begin vesting one year after the date of grant in three equal annual installments and expire five years after the date of grant. The Plan will terminate on the tenth anniversary of the date it became effective. The Director Plan is administered by a committee appointed by the Board.

     401(k) Plan

     The Company has a contributory retirement plan ("the 401(k) Plan") covering eligible United States resident employees with at least 30 days of service and who are a minimum of 21 years old. The 401(k) Plan is a calendar year plan. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

     The 401(k) Plan provides that each participant may contribute up to 15% of their respective salaries, not to exceed the statutory limit. The Company elected, effective January 24, 1996, to make a discretionary matching contribution of $120,000 for the 1995 plan year to all participants who were employed by the Company on the effective date and who had made contributions to the 401(k) Plan during the 1995 plan year. This match was allocated based upon the employees' contributions for the 1995 plan year as a percentage of the total contributions of all eligible employees. For the 1996 plan year, the Company elected to make a 20% matching contribution of employee contributions of up to a maximum of $3,000 per participant. Through June 30, 1996, the Company had made contributions of approximately $65,000 for the 1996 plan year.

     Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions, if any, are allocated among all active participants based upon each employee's contributions for the plan year as a percentage of total employee contributions for the plan year.

     Other

     The Board granted a total of 8,000 nonstatutory options at $4.00 per share to three employees on February 15, 1995. These options vest over a five year period. During fiscal 1996, 1,000 of these options were exercised.

     The Board granted 20,000 nonstatutory options at $4.43 per share to an outside investor relations consultant ("consultant") in April 1995. The options vest 50% on November 1, 1995 and 50% on November 1, 1996. During fiscal 1996, 4,000 of these options were exercised.

     The following summarizes the activity under the Company's stock option plans:


                                                                                 Year Ended June 30,
                                                          ------------------------------------------------------------
                                                                    1996                               1995
                                                          ---------------------------        -------------------------
                                                                            Option                           Option
                                                           Number            Price            Number          Price
1994 PLAN                                                 of Shares        Per Share         of Shares      Per Share
                                                          ---------      ------------        ---------    ------------
Options outstanding, beginning of year...........          552,000       $4.00-$4.82               --
Granted..........................................          446,800       $6.38-$11.07         552,000     $4.00-$4.82
Canceled/expired.................................         (265,834)      $4.00-$8.88               --
Exercised........................................          (26,166)      $4.00                     --
                                                          --------                           --------
Options outstanding, end of year.................          706,800       $4.00-$11.07         552,000     $4.00-$4.82
                                                          ========                           ========
Options exercisable, end of year.................          116,634       $4.00-$4.82               --
                                                          ========                           ========
Options available for grant......................          667,034                            848,000
                                                          ========                           ========
1986 PLAN
Options outstanding, beginning of year...........          777,214       $.15-$4.00           944,150     $.15-$2.93
Granted..........................................               --       --                   107,404     $2.93-$4.00
Canceled/expired.................................          (88,516)      $.38-$3.75           (76,292)    $.15-$1.88
Exercised........................................         (274,182)      $.15-$4.00          (198,048)    $.15-$1.88
                                                          --------                           --------
Options outstanding, end of year.................          414,516       $.38-$4.00           777,214     $.15-$4.00
                                                          ========                           ========
Options exercisable, end of year.................          136,386       $.38-$4.00           257,738     $.15-$2.93
                                                          ========                           ========
Options available for grant......................             none                               none
                                                          ========                           ========

7.   CAPITAL STOCK:

     Effective in December 1994, the Board of Directors declared a one-for-three reverse stock split of the Company's common stock. Effective August 30, 1996, the Board of Directors declared a two-for-one stock split of the Company's common stock, to be effected in the form of a stock dividend. All share and per share amounts have been restated to reflect these splits.

     Effective in connection with the Company's initial public offering in March 1995, each three shares of Series B preferred stock then outstanding, were converted into one share of the Company's common stock. At that time, the Series B preferred stock was retired.

     During the year ended June 30, 1994, the Company entered into stock purchase agreements with three officers and a director to sell an aggregate of 283,334 shares of common stock at the fair market value on the date of the agreements ($.38 to $.75 per share) in exchange for full recourse promissory notes aggregating $153,750. In addition, options for the purchase of 181,920 shares were exercised by an officer/director in exchange for a full recourse promissory note in the amount of $27,015. The unpaid balance on the notes is reflected in stockholders' equity as common stock subscriptions receivable at June 30, 1996.

8.   COMMITMENTS AND CONTINGENCIES:

     Legal Proceedings

     The Company filed a lawsuit against its former chief financial officer, Alvin E. Holland, Jr., requesting the court for a declaration that Mr. Holland's employment was properly terminated for cause, and that the Company owes him no additional compensation; for failure to repay a $36,000 loan; and disgorgement of any profits he made from selling stock in violation of Section 16(b) of the Securities and Exchange Act of 1934. Mr. Holland filed counterclaims against the Company including charges of wrongful termination, breach of contract for failure to pay alleged compensation due under an employment agreement, and defamation. Mr. Holland's complaint cites in excess of $10 million in damages.

     The Company believes that Mr. Holland's counterclaims are without merit. The Company intends to vigorously defend these claims, and believes it will ultimately prevail in its lawsuit against Mr. Holland. This claim when finally concluded, in the opinion of management, based on the information it presently possesses, will not have a material adverse effect on the Company's consolidated financial position.

     Commitments

     On August 27, 1996, the Company entered into an agreement with Tadiran Information Systems, Ltd. ("Tadiran"), an Israeli company, to purchase a date bridging product ("the Product"), as well as a patent application, copyrights, and a covenant not to compete related to the Product. The purchase price of the Product is $2,300,000 payable in installments based on delivery dates for different releases of the Product which will occur between September 1996 and March 1997. The purchase of the Product will be capitalized in accordance with SFAS No. 86 and amortized over the useful life of the product, which is estimated to be 46 months, or using the revenue ratio method, whichever results in the greater amortization expense in the applicable reporting period. In addition to the purchase price, royalties in the amount of 15% on the first $2,000,000 in sales, 12% for the next $8,000,000, and 10% for any additional sales of software licenses for the Product are due to Tadiran. The Company also has the right to commission a future version of the software for an agreed upon time and materials rate.

     In January 1996, the Company entered into an agreement with a third party to provide subcontracting services on certain of the Company's professional services engagements. The agreement sets forth minimum commitments for the Company's use of the subcontracting services. The Company is required to pay a total of $1,640,000 for the period January 1, 1996, through December 31, 1996, and $464,000 for the period January 1, 1997, through March 31, 1997. The Company will make monthly payments over the term of the agreement, based upon the number of billable days worked by the subcontracted consultants at an agreed upon daily rate. If the total payments made during each period do not meet the minimum utilization requirement, the Company is required to pay the remaining amount due for each period in the month following the end of the period. Through June 30, 1996, the Company has paid a total of $593,000 under this agreement. Management believes that the minimum utilization requirements of the contract will be met.

     In December 1995, the Company entered into a perpetual license agreement with a third party which grants the Company a non-exclusive worldwide license to use, adapt, modify, reproduce, market, promote, license and sublicense certain of the third party's programs and materials. The agreement calls for certain de minimus up front license payments, and for prepaid royalties, and additional royalty payments through June 30, 2002. The prepaid royalties will be amortized using a formula based upon future product sales through the earlier of full amortization or June 30, 2002.

     During November 1993, the Company entered into a five-year agreement with SEEC, Inc. ("Licensor") which grants the Company a license to use, market and reproduce certain of Licensor's products under the Company's label. The license is generally exclusive for an 18-month period, subject to certain private label retained rights of the Licensor, and is subject to extension by mutual agreement. The Company will pay to the Licensor a royalty of 30% of any license or maintenance fees related to the covered products up to a maximum of $2 million. Thereafter, the Company is obligated to pay the Licensor a royalty of 25% of license fees and 30% of maintenance fees related to the products. Under this agreement, the Company prepaid a minimum royalty of $40,000 per month for the first nine months and $60,000 per month for the next nine months. Prepaid royalties are generally nonrefundable, except in the case of certain defaults by the Licensor. During the quarters ended December 31, 1995 and 1994, the Company evaluated the remaining balance of the prepaid royalty in light of the actual license and maintenance revenues to date as well as estimated license and maintenance revenues, and determined that adjustments of approximately $100,000 and $250,000 were necessary to state the prepaid royalties at their estimated net realizable value at December 31, 1995 and 1994. In addition, commencing in the second quarter of fiscal 1995, the Company began amortizing prepaid royalties under the agreement based on the greater of the amount determined on a straight-line basis over the 26 months remaining in the initial three-year contract term, or actual royalties incurred on license and maintenance revenues. As of June 30, 1996, all prepaid royalties under the agreement have been fully amortized. The Company is entitled to receive a royalty of 5% of all Licensor sales of certain Licensor products enhanced by the Company, up to $1,000,000, but in no event less than $100,000 during the term of the agreement. The agreement is subject to termination by the Licensor after the third and fourth years if the Company does not make required annual minimum royalty payments of $1,000,000 during the 12 months preceding the third and fourth anniversaries of commencement of the agreement, and is subject to five successive one year renewals after the end of the five-year initial term if the Company continues to meet the $1,000,000 annual minimum royalty targets. The required minimum royalty payment will not be met and SEEC will have the option to terminate the agreement effective November, 1996. The Company has had and continues to have discussions with the Licensor regarding negotiating new terms to the existing agreement, but management does not believe that termination of the agreement will be material to the Company's financial performance because sales of ESW/PC have been de minimis.

     The Company leases its corporate office facilities in Phoenix, Arizona. On August 15, 1994, the Company extended the office lease at its present facility, which will expire on December 31, 1999. Rental expense relating to this lease amounted to approximately $583,000, $487,000, and $472,000, in the years ended June 30, 1996, 1995, and 1994, respectively.

     The Company has entered into several office leases for sales offices in various cities and countries. These leases expire at various dates through calendar year 2000. Rental expense relating to these leases amounted to approximately $575,000, $415,000, and $492,000 in the years ended June 30, 1996, 1995, and 1994, respectively.

     The Company is also party to a data processing agreement under which it utilizes certain computer equipment and software of an independent third party. The eighteen month agreement expires in January 1997. Payments under this agreement were approximately $673,000, $794,000, and $689,000, in the years ended June 30, 1996, 1995, and 1994 respectively. The base monthly charge for usage is approximately $44,000, subject to adjustment for excess usage as defined in the agreement.

     The future minimum rental payments under all noncancellable operating leases for each of the years ending June 30 are as follows (in thousands):

               Year ending June 30:
               1997.............................      $ 1,271
               1998.............................          844
               1999.............................          802
               2000.............................          416
               2001.............................           45
               Thereafter.......................            0
                                                      -------
                                                      $ 3,378
                                                      =======

9.   FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION:

     The Company operates in one industry segment which includes the development, marketing and support of an integrated line of software products for use by businesses worldwide to enhance the maintenance and redevelopment process for existing applications, reduce maintenance costs and improve quality in their existing applications. The Company also provides professional services to large corporations and public entities to help them effectively manage and automate the evolution of their existing applications.

     Sales and marketing activities related to software license fees, maintenance fees and professional services fees are conducted in North America and certain foreign locations, principally the United Kingdom, Europe and Australia. Revenue and income before provision for income taxes for each of the years in the three year period ended June 30, 1996, and identifiable assets at June 30, 1996, 1995, and 1994, are as follows (in thousands):

                                                   Year Ended June 30,
                                             -------------------------------
                                               1996        1995       1994
                                             --------    --------   --------
Revenue(1):
   North America-domestic ................   $ 32,878    $ 22,517   $ 19,329
   International-principally distributors:
     Europe ..............................      3,097       2,744      2,631
     All others ..........................      1,721       1,785      1,276
   Foreign subsidiaries and branches .....      5,861       3,905      2,748
                                             --------    --------   --------
       Total revenue .....................   $ 43,557    $ 30,951   $ 25,984
                                             ========    ========   ========
Income Before Income Taxes(1):
   North America .........................   $  8,517    $  5,317   $  3,768
   Foreign subsidiaries and branches .....       (457)         58        365
                                             --------    --------   --------
       Income before income taxes ........   $  8,060    $  5,375   $  4,133
                                             ========    ========   ========
Identifiable Assets(1):
   North America .........................   $ 43,370    $ 30,087   $ 12,790
   Foreign subsidiaries and branches .....      3,221       2,527      1,467
                                             --------    --------   --------
       Total assets ......................   $ 46,591    $ 32,614   $ 14,257
                                             ========    ========   ========

- ---------------
(1) Includes VIASOFT Pty and VIASOFT UK for all periods, VIASOFT de Mexico, S.A. de C.V. since its formation on April 1, 1994, VIASOFT Germany since its formation on October 1, 1994, and VIASOFT Netherlands since its formation on July 1, 1995.

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                          Three Months Ended
                                                         -----------------------------------------------------
                                                         September 30  December 31      March 31       June 30
                                                         ------------  -----------    ------------     -------
                                                                 (in thousands, except per share amounts)
Fiscal 1996:
   Revenue .......................................        $ 8,440        $10,257        $10,361        $14,499
   Income from operations ........................            954          1,872          1,370          2,607
   Net income ....................................            941          1,640          1,270          2,366
   Earnings per common and common share equivalent        $   .06        $   .10        $   .08        $   .14

Fiscal 1995:
   Revenue .......................................        $ 6,317        $ 8,014        $ 7,605        $ 9,015
   Income from operations ........................            624          1,462          1,015          1,784
   Net income ....................................            576          1,325          1,047          2,244
   Earnings per common and common share equivalent        $   .05        $   .10        $   .07        $   .13

Fiscal 1994:
   Revenue .......................................        $ 6,513        $ 6,256        $ 6,047        $ 7,168
   Income from operations ........................          1,327          1,283            658            886
   Net income ....................................          1,089          1,127            638            791
   Earnings per common and common share equivalent        $   .09        $   .09        $   .05        $   .06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

    The information concerning the directors of the Company set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's 1996 Annual Meeting of Stockholders under the heading "Election of Directors" is incorporated herein by reference, as is the information concerning the directors, officers, and more than 10% stockholders of the Company under the heading "Section 16(a) Compliance." The name, age and position of each executive officer of the Company set forth under the heading "Executive Officers of the Registrant" in Part I of this report is incorporated herein by reference.


Item 11.   Executive Compensation

    The information concerning executive compensation set forth in the Proxy Statement under the heading "Management" is incorporated herein by reference. Information contained in the Proxy Statement under the captions "Report of the Compensation Committee" and "Company Stock Performance Graph" is not incorporated by reference herein.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

    The information concerning security ownership of certain beneficial owners and management set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference herein.


Item 13.   Certain Relationships and Related Transactions

    The information concerning certain relationships and transactions set forth in the Proxy Statement under the heading "Certain Transactions" is incorporated herein by reference.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a) The following documents are filed as a part of this Annual Report on Form 10-K:

                  (1)      Consolidated Financial Statements.

                           See Index to Consolidated Financial Statements at
                           Item 8.

                  (2)      Consolidated Financial Statement Schedules.

                           Report of Independent Public Accountants. See page 45 of this report.

                           Schedule I, Valuation and Qualifying Accounts and Reserves. See page 46 of this report.

                  (3)      Exhibits:

                           The following exhibits are filed herewith or incorporated by reference.


   Exhibit
    Number                        Description of Exhibit
   -------                        ----------------------


3.1 Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 10.20 to the Company's Form 10-K for fiscal year 1995)

3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3(e) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

4.1 Form of Certificate for Common Stock (incorporated herein by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

4.2 Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

4.3 Series B Preferred Stock Purchase Agreement dated as of September 28, 1984 among the Company and the purchasers named therein
               (incorporated herein by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

4.4 Series A Preferred Stock Subscription Agreements dated June 1, 1984 and Amendments thereto dated September 25, 1984, among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.1 Business Loan Agreement dated February 15, 1994 between the Company and Silicon Valley Bank, as amended (incorporated herein by reference to Exhibit 10(a) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.2 Letter Agreement between the Company and M & I First National Leasing Corp. dated September 9, 1994 and form of equipment lease documents (incorporated herein by reference to Exhibit 10(b) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.3(3) International Software Marketing and License Agreement dated November 29, 1993 between SEEC, Inc. and the Company, as amended (incorporated herein by reference to Exhibit 10(d) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.5 Office Lease dated June 5, 1992 between the Company and the Mutual Life Insurance Company of New York, as amended (incorporated herein by reference to Exhibit 10(e) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.6(2) Form of Indemnification Agreement between the Company and each of its directors (incorporated herein by reference to Exhibit 10(f) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.7(2)        VIASOFT,  Inc.  1986 Stock  Option Plan  (incorporated  herein by
               reference  to  Exhibit  10(g)  to  the   Company's   Registration
               Statement on Form S-1 (Registration No. 33-88366))

10.8(2) Form of Incentive Stock Option Agreement under 1986 Stock Option Plan (incorporated herein by reference to Exhibit 10(h) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.9(2) Form of Incentive Stock Option Agreement under 1986 Stock Option Plan for officers of the Company (incorporated herein by reference to Exhibit 10(i) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.10(2) Form of Non-Qualified Stock Option Agreement under 1986 Stock Option Plan (incorporated herein by reference to Exhibit 10(j) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.11(2) Form of Restricted Stock Purchase Agreement for officers and directors of the Company (incorporated herein by reference to Exhibit 10(k) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.12(2)       1994 Equity Incentive Plan  (incorporated  herein by reference to
               Exhibit 10(l) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.13(2) Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10(m) to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.14(2) Employment Agreement dated July 28, 1994 between the Company and Colin J. Reardon (incorporated herein by reference to Exhibit 10(o) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

10.15(2)(4)    FY 1996 Executive Bonus Plan (incorporated herein by reference to
               Exhibit 10.20 to the Company's Form 10-K for fiscal year 1995)

10.16(2)(4)    FY 1996  Compensation  Plan for Senior Vice President,  Sales and
               Marketing - Americas (incorporated herein by reference to Exhibit
               10.21 to the Company's Form 10-K for fiscal year 1995)

10.17(2)(4)    FY 1996  Compensation  Plan  for  Vice  President,  International
               Operations (incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-K for fiscal year 1995)

10.18(2)(4)    Confidential  Severance  Agreement between the Company and Hal L.
               Carr, Jr. (incorporated herein by reference to Exhibit 10.23 to the Company's Form 10-K for fiscal year 1995)

10.19(2)       Confidential  Severance  Agreement between the Company and Albert
               J. Boos, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1996)

11(1)          Computation of Earnings per Share


21(1)          Subsidiaries of the Company


23.1(1)        Consent of Arthur Andersen LLP


24(1)          Powers of Attorney


27(1)          Financial Data Schedules


- -------------------

(1) Filed herewith
(2) Management contract or compensation plan or arrangement
(3) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by order dated February 28, 1995
(4) Portions omitted and filed separately with the Commission pursuant to a request for Confidential Treatment dated September 26, 1995, as amended by letter dated March 13, 1996

                 (b)  Reports on Form 8-K.

                       The Company has filed no reports on Form 8-K during the quarter ended June 30, 1995.

                 (c)  Exhibits.

                       The list of Exhibits required by Item 601 of Regulation S-K is included in Item 14(a)(3) above.

                 (d)  Financial Statement Schedules.

                       See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of September, 1996.

                                     VIASOFT, Inc.


                                     By:  /s/ Steven D. Whiteman
                                          -------------------------------------
                                          Steven D. Whiteman
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                  Title                              Date
- ---------                  -----                              ----

/s/ Steven D. Whiteman     Chief Executive Officer,           September 26, 1996
- -------------------------- Director
Steven D. Whiteman

/s/ Mark R. Schonau        Chief Financial Officer,           September 26, 1996
- -------------------------- Chief Accounting Officer
 Mark R. Schonau


* John J. Barry III        Director                           September 26, 1996
- --------------------------
   John J. Barry III

* A. LeRoy Ellison         Director                           September 26, 1996
- --------------------------
   A. LeRoy Ellison

* Robert C. Kagle          Director                           September 26, 1996
- --------------------------
   Robert C. Kagle

* Alexander S. Kuli        Director                           September 26, 1996
- --------------------------
   Alexander S. Kuli

* J. David Parrish         Director                           September 26, 1996
- --------------------------
   J. David Parrish

* Arthur C. Patterson      Director                           September 26, 1996
- --------------------------
   Arthur C. Patterson

/s/ Michael A. Wolf        Director                           September 26, 1996
- --------------------------
   Michael A. Wolf


*By: /s/ Steven D. Whiteman
- ---------------------------
        Steven D. Whiteman
        Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To VIASOFT, Inc. and Subsidiaries:

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial  statements  is  presented  for the  purpose  of  complying  with  the
Securities  and  Exchange  Commission's  rules  and is  not  part  of the  basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                             ARTHUR ANDERSEN LLP



Phoenix, Arizona,
  August 1, 1996

                         VIASOFT, INC. AND SUBSIDIARIES

                                   SCHEDULE I
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    YEARS ENDED JUNE 30, 1996, 1995, AND 1994



                                                           Additions
                                                --------------------------------
                                                     Charged to        Charged to                            Balance at
                                  Beginning of       Costs and           Other                                End of
Description                          Period           Expenses          Accounts         Deductions(1)         Period
                                 --------------    --------------    --------------    ----------------    -------------
                                                                  (in thousands)
Allowance   for   doubtful
   accounts:
Year Ended June 30,
   1996                              $  391                --                --              $  112           $  279
Year Ended June 30,
   1995                                 181               210                --                  --              391
Year Ended June 30,
   1994                                 130                87                --                  36              181

- -------
(1) Write-off of uncollectable amounts.

                                  EXHIBIT INDEX

   Exhibit
   Number                   Description of Exhibit                                   Page
   ------                   ----------------------                                   ----
3.1            Restated Certificate of Incorporation              Incorporated herein by reference to
                                                                  Exhibit 10.20 to the Company's Form 10-K
                                                                  for fiscal year 1995

3.2            Amended and Restated Bylaws of the Company         Incorporated herein by reference to
                                                                  Exhibit 3(e) to the Company's
                                                                  Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

4.1            Form of Certificate for Common Stock               Incorporated herein by reference to
                                                                  Exhibit 4(a) to the Company's
                                                                  Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

4.2            Form of Warrant to Purchase Common Stock           Incorporated herein by reference to
                                                                  Exhibit 4(b) to the Company's
                                                                  Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

4.3            Series B Preferred Stock Purchase Agreement        Incorporated herein by reference to
               dated as of September 28, 1984 among the Company   Exhibit 4(c) to the Company's
               and the purchasers named therein                   Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

4.4            Series A Preferred Stock Subscription Agreements   Incorporated herein by reference to
               dated June 1, 1984 and Amendments thereto dated    Exhibit 4(d) to the Company's
               September 25, 1984, among the Company and the      Registration Statement on Form S-1
               purchasers named therein                           (Registration No. 33-88366)

10.1           Business Loan Agreement dated February 15, 1994    Incorporated herein by reference to
               between the Company and Silicon Valley Bank, as    Exhibit 10(a) to the Company's
               amended                                            Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

10.2           Letter Agreement between the Company and M & I     Incorporated herein by reference to
               First National Leasing Corp. dated September 9,    Exhibit 10(b) to the Company's
               1994 and form of equipment lease documents         Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

10.3(3)        International Software Marketing and License       Incorporated herein by reference to
               Agreement dated November 29, 1993 between SEEC,    Exhibit 10(d) to the Company's
               Inc. and the Company, as amended                   Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

10.5           Office Lease dated June 5, 1992 between the        Incorporated herein by reference to
               Company and the Mutual Life Insurance Company of   Exhibit 10(e) to the Company's
               New York, as amended                               Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

10.6(2)         Form of Indemnification Agreement between the     Incorporated herein by reference to
                Company and each of its directors                 Exhibit 10(f) to the Company's
                                                                  Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

10.7(2)         VIASOFT, Inc. 1986 Stock Option Plan              Incorporated herein by reference to
                                                                  Exhibit 10(g) to the Company's
                                                                  Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

10.8(2)         Form of Incentive Stock Option Agreement under    Incorporated herein by reference to
                1986 Stock Option Plan                            Exhibit 10(h) to the Company's
                                                                  Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

10.9(2)         Form of Incentive  Stock  Option  Agreement       Incorporated  herein by reference to
                under   1986 Stock  Option Plan for officers of   Exhibit 10(i)  to the  Company's
                the  Company                                      Registration  Statement on Form S-1
                                                                  (Registration No. 33-88366)

10.10(2)        Form of Non-Qualified Stock Option Agreement      Incorporated herein by reference to
                under 1986 Stock Option Plan                      Exhibit 10(j) to the Company's
                                                                  Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

10.11(2)        Form of Restricted Stock Purchase Agreement for   Incorporated herein by reference to
                officers and directors of the Company             Exhibit 10(k) to the Company's
                                                                  Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

10.12(2)        1994 Equity Incentive Plan                        Incorporated herein by reference to
                                                                  Exhibit 10(l) to the Company's
                                                                  Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

10.13(2)        Employee Stock Purchase Plan, as amended          Incorporated herein by reference to
                                                                  Exhibit 10(m) to Amendment No. 2 to the
                                                                  Company's Registration Statement on Form
                                                                  S-1 (Registration No. 33-88366)

10.14(2)        Employment Agreement dated July 28, 1994          Incorporated herein by reference to
                between the Company and Colin J. Reardon          Exhibit 10(o) to the Company's
                                                                  Registration Statement on Form S-1
                                                                  (Registration No. 33-88366)

10.15(2)(4)     FY 1996 Executive Bonus Plan                      Incorporated herein by reference to
                                                                  Exhibit 10.20 to the Company's Form 10-K
                                                                  for fiscal year 1995

10.16(2)(4)     FY 1996 Compensation Plan for Senior Vice         Incorporated herein by reference to
                President, Sales and Marketing - Americas         Exhibit 10.21 to the Company's Form 10-K
                                                                  for fiscal year 1995

10.17(2)(4)     FY 1996 Compensation Plan for Vice President,     Incorporated herein by reference to
                International Operations                          Exhibit 10.22 to the Company's Form 10-K
                                                                  for fiscal year 1995

10.18(2)(4)     Confidential Severance Agreement between the      Incorporated herein by reference to
                Company and Hal L. Carr, Jr.                      Exhibit 10.23 to the Company's Form 10-K
                                                                  for fiscal year 1995

10.19(2)        Confidential Severance Agreement between the      Incorporated herein by reference to
                Company and Albert J. Boos, Jr.                   Exhibit 10.1 to the Company's Form 10-Q
                                                                  for the quarter ended March 31, 1996

11(1)           Computation of Earnings per Share                 51

21(1)           Subsidiaries of the Company                       52

23.1(1)         Consent of Arthur Andersen LLP                    53

24(1)           Powers of Attorney                                54

27(1)           Financial Data Schedules                          60

(1) Filed herewith
(2) Management contract or compensation plan or arrangement
(3) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by order dated February 28, 1995
(4) Portions  omitted and filed  separately  with the  Commission  pursuant to a request for Confidential Treatment dated September 26, 1995, as amended by letter dated March 13, 1996
                                       49