Form 10-Q
period 1996-09-30
VIASOFT INC /DE/
filed 1996-11-14
CIK 935418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-Q
                              ---------------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September  30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

                         Commission File Number 0-25472

                                  VIASOFT, INC.
             (Exact name of Registrant as specified in its charter)

                         Delaware                                                 94-2892506
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


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

As of October 31, 1996, there were 16,961,337 outstanding shares of Common Stock, par value $.001 per share, of VIASOFT, Inc.

                         VIASOFT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Balance Sheets as of September 30, 1996
                  and June 30, 1996                                          3

                  Consolidated Statements of Operations for the
                  three months ended September 30, 1996 and 1995             4

                  Consolidated Statements of Cash Flows for the three
                  months ended September 30, 1996 and 1995                   5

                  Notes to Consolidated Financial Statements                 6

   Item 2.        Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations              7

PART II. OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                          12

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       ( in thousands, except share data)

                                                                                      September 30,    June 30,
                                                                                          1996           1996
                                                                                      -------------    --------
                                             ASSETS                                    (unaudited)
Current assets:
             Cash and cash equivalents                                                   $ 12,751      $  5,009
             Investments, at amortized cost                                                17,793        23,795
             Accounts receivable (less allowance for doubtful accounts
                         of $324 and $279, respectively)                                   11,421        13,335
             Prepaid expenses and other                                                     1,240         1,130
                                                                                         --------      --------
                         Total current assets                                              43,205        43,269
                                                                                         --------      --------

Furniture and equipment:
             Computer equipment                                                             3,230         2,692
             Office furniture and equipment                                                 1,912         1,905
             Capitalized leased equipment                                                     264           264
                                                                                         --------      --------
                         Total furniture and equipment                                      5,406         4,861
             Less:  Accumulated depreciation                                               (3,097)       (2,895)
                                                                                         --------      --------
                         Furniture and equipment, net                                       2,309         1,966
                                                                                         --------      --------

Other assets:                                                                               2,202         1,356
                                                                                         --------      --------
                         Total assets                                                    $ 47,716      $ 46,591
                                                                                         ========      ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Accounts payable                                                            $  1,245      $  1,456
             Accrued compensation                                                           1,025         1,491
             Accrued income taxes payable                                                   2,236         1,824
             Other accrued expenses                                                         3,462         3,100
             Deferred revenue                                                               9,255         9,985
             Current maturities of obligations under capital leases                            25            25
                                                                                         --------      --------
                         Total current liabilities                                         17,248        17,881
                                                                                         --------      --------
Deferred revenue, recognized after one year                                                   300           298
                                                                                         --------      --------
Obligations under capital leases, less current maturities                                      12            18
                                                                                         --------      --------
Other long term liabilities                                                                   140           135
                                                                                         --------      --------
Commitments and contingencies
Stockholders' equity:
             Preferred stock, $.001 par value, 2,000,000 shares authorized,
                         no shares issued or outstanding                                     --            --
             Common stock, $.001 par value, 24,000,000 shares authorized,
                          16,811,905 and 16,718,556 shares issued and outstanding at
                         September 30 and June 30, 1996, respectively                          17            17
             Capital in excess of par value                                                27,965        27,771
             Common stock subscriptions receivable                                            (59)          (59)
             Retained earnings                                                              2,062           506
             Cumulative translation adjustment                                                 31            24
                                                                                         --------      --------
                         Total stockholders' equity                                        30,016        28,259
                                                                                         --------      --------
                         Total liabilities and stockholders' equity                      $ 47,716      $ 46,591
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

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ( in thousands, except per share data)
                                   (unaudited)


                                                       Three Months Ended
                                                          September 30,
                                                     ----------------------
                                                       1996          1995
                                                     --------      --------
Revenue:
         Software license fees                       $  4,714      $  3,602
         Maintenance fees                               4,047         3,312
         Professional services fees                     5,177         1,491
         Other                                             38            35
                                                     --------      --------
                    Total revenues                     13,976         8,440
                                                     --------      --------

Operating expenses:
         Cost of software license and
                    maintenance fees                      624           659
         Cost of professional services fees             3,921         1,464
         Sales and marketing                            5,168         3,664
         Research and development                       1,127           936
         General and administrative                     1,115           763
                                                     --------      --------
                    Total operating expenses           11,955         7,486
                                                     --------      --------

Income from operations                                  2,021           954
                                                     --------      --------

Other income (expense):
         Interest income                                  386           306
         Interest expense                                  (1)           (3)
         Other income (expense), net                        4            (2)
                                                     --------      --------
                    Total other income (expense)          389           301
                                                     --------      --------

Income before income taxes                              2,410         1,255
         Provision for income taxes                       854           314
                                                     --------      --------
Net income                                           $  1,556      $    941
                                                     ========      ========

Earnings per common and
         common share equivalent                     $   0.09      $   0.06
                                                     ========      ========
Weighted average number of common
         and common share equivalents
         outstanding                                   17,668        17,040
                                                     ========      ========


  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( in thousands)
                                   (unaudited)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                              ----------------------
                                                                                1996          1995
                                                                              --------      --------
Operating activities:
Net income                                                                    $  1,556      $    941
                                                                              --------      --------
Adjustments to reconcile net income to net cash
        provided by operating activities -
        Depreciation and amortization                                              228           186
Changes in operating assets and liabilities:
        Decrease in accounts receivable                                          1,914           255
        (Increase) decrease in prepaid expenses and other                         (887)          131
        Increase (decrease) in accrued income taxes                                412          (125)
        Increase in accounts payable and other accrued expenses                    156           432
        Decrease in accrued compensation                                          (466)         (169)
        Increase (decrease) in deferred revenue                                   (728)           69
                                                                              --------      --------
               Total adjustments                                                   629           779
                                                                              --------      --------
                      Net cash provided by operating activities                  2,185         1,720
                                                                              --------      --------

Investing activities:
        Capital expenditures                                                      (545)         (105)
        Purchase of investments                                                 (8,828)      (11,885)
        Investment maturities                                                   14,740         6,999
                                                                              --------      --------
                      Net cash provided by (used in) investing activities        5,367        (4,991)
                                                                              --------      --------

Financing activities:
        Principal payments under equipment lease obligations                        (6)          (43)
        Proceeds from issuance of common stock                                     194            39
        Payments received on common stock subscriptions receivable                --              31
                                                                              --------      --------
                      Net cash provided by financing activities                    188            27
                                                                              --------      --------

Effect of exchange rate changes on cash                                              2             1
                                                                              --------      --------
Net increase(decrease) in cash and cash equivalents                              7,742        (3,243)
Cash and cash equivalents, beginning period                                      5,009         7,680
                                                                              --------      --------
Cash and cash equivalents, end of period                                      $ 12,751      $  4,437
                                                                              ========      ========

Supplemental cash flow information:
        Interest paid                                                         $      1      $      3
        Income taxes paid                                                          375            41

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Three Months Ended September 30, 1996
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of VIASOFT, Inc. and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 1996 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

     Cash and Cash Equivalents and Investments

     The Company's policy is to invest cash in excess of operating requirements in income-producing investments. Temporary cash investments are all highly liquid investments with maturity of three months or less when purchased and are considered to be cash equivalents for cash flow purposes. Investments in commercial paper, government-backed securities, and US Treasury bills, are classified as in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

     Earnings per Common Share and Common Share Equivalent

     Earnings per share is computed by dividing net income by the weighted average number of common share and common share equivalents assumed outstanding during the period. Primary and fully diluted earnings per share are considered to be the same in all periods presented.

     On August 16, 1996, the Company's Board of Directors approved a two-for-one stock split of its outstanding common stock, to be effected in the form of a stock dividend. Each holder of shares of the Company's common stock of record on August 30, 1996 received one additional share of common stock for every one share of stock held. All share and per share information presented in these financial statements reflects the retroactive effect of this stock dividend.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Overview

     The Company derives its revenues primarily from software license fees, software maintenance fees, and professional services fees. The Company's software is licensed primarily to Fortune 1000 companies and similarly sized organizations worldwide. Professional services are provided in conjunction with software products and are also provided separately to similar large organizations. The Company's products and services are marketed through its United States sales force, both domestically and in Latin America, and in other international markets through foreign branches and subsidiaries and independent distributors.

     The Company licenses software products directly to customers and distributors for resale. Software license revenues are recognized upon delivery and acceptance of the software, receipt of an executed noncancellable license agreement from the customer or the distributor's end user and completion of any significant remaining obligations under the agreement. Revenues from software licensing related to the Company's obligation to provide certain customer support are deferred and recognized straight-line over the contract support period, which is generally one year. Software maintenance contracts are generally renewable on an annual basis, although the Company also negotiates long-term maintenance contracts from time to time. Revenues from maintenance contract renewals are deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized as the related services are provided.

     On November 11, 1996, the Company announced the proposed acquisition of Rottger & Osterberg Software Technik GmbH ("R&O"), a privately held company that provides client/server repository technology. Headquartered in Munich, Germany, R&O has approximately 115 employees in several offices located in Germany, the United States and the United Kingdom.

     VIASOFT and R&O have entered into an agreement pursuant to which VIASOFT will acquire all of the outstanding shares of R&O for a purchase price of approximately $29.3 million. The shareholders of R&O will receive $18.5 million of VIASOFT Common Stock , to be valued at an average trading price shortly before the transaction closes, and $10 million in cash. Up to $800,000 in expenses of the sellers shall be paid by VIASOFT upon closing. In addition, VIASOFT will assume certain debt of approximately $4.0 million and the agreement provides for earn-out payments of up to $4 million to be made if R&O meets established revenue targets between closing and June 30, 1997.

     The transaction is subject, among other conditions, to completion of VIASOFT's due diligence review and the approval of VIASOFT's Board of Directors. The transaction is expected to close during the second quarter of fiscal 1997 and will be accounted for under the purchase method. VIASOFT anticipates allocating a substantial portion of the purchase price to acquired in-process technology, resulting in a significant charge to the Company's operations in the quarter in which the transaction is completed.

Comparison of Three Months Ended September 30, 1996 and September 30, 1995

     Revenues. Total revenues were $13,976,000 for the three months ended September 30, 1996, an increase of approximately 66% from $8,440,000 for the three months ended September 30, 1995. Software license fees were $4,714,000 for the three months ended September 30, 1996, an increase of approximately 31% from $3,602,000 for the three months ended September 30, 1995. Software license revenues increased for both domestic and international businesses for the first quarter of fiscal 1997 compared to the same period in fiscal 1996. Domestic software license revenues were $3,022,000 for the first quarter of fiscal 1997, a 40% increase from domestic license revenues of $2,160,000 in the first quarter of fiscal 1996. Domestic sales continue to increase as a result of the year 2000 date change problem and the demand for the Company's tools to assist in the solution to this problem. International software license revenue grew to $1,692,000 for the first quarter of fiscal 1997, an increase of 17% over the $1,442,000 in international license revenues for the first quarter of fiscal 1996. This increase was attributable primarily to license sales in the Company's direct operations improving by 75% over the same period in the prior year fueled by the sale of the Company's year 2000 solutions in the United Kingdom. Maintenance fees were $4,047,000 for the first quarter of fiscal 1997, an increase of 22% from $3,312,000 for the first quarter of fiscal 1996, as a result of new software licenses and, to a lesser extent, customer system upgrades and increases in the fees charged for annual maintenance. Professional services fees were $5,177,000 for the first quarter of fiscal 1997, an increase of 247% from $1,491,000 in the first quarter of fiscal 1996 as the Company continued to expand its professional services business to meet the increasing demand for VIASOFT's Enterprise 2000sm solution offering created by the year 2000 date change problem. Enterprise 2000 solution offerings comprised 85% of the Company's professional services fees during the first quarter of fiscal 1997.

     In order to broaden its distribution channels, the Company established its Solution/Technology Provider Program in fiscal 1996. Under this program, the Company licenses VIASOFT's Enterprise 2000sm solution offering to third-party Solution/Technology providers in exchange for license fees and/or royalties. In conjunction with a services engagement, the Company will lease or license certain of its products to the customer or Solution/Technology Provider. This program generates both software license and royalty revenues. During the first quarter of fiscal 1997, $922,000 in license revenue was generated through this program. Royalty revenues were immaterial.

     Cost of Revenues. Cost of software license and maintenance fees, which includes royalties, cost of customer support and product packaging and documentation, was $624,000 in the first quarter of fiscal 1997, a decrease of 5% from $659,000 in the first quarter of fiscal 1996. Gross margins on license and maintenance revenues improved to 93% in the first quarter of fiscal 1997 as compared to 90% in the same period in fiscal 1996. This margin improvement is a result of lower royalties due to the ESW/PC prepaid royalty having been fully amortized in fiscal 1996. In addition, lower sales through resellers reduced external sales commissions expense in fiscal 1997 compared to fiscal 1996.

     Cost of professional services fees consists principally of personnel costs, subcontracting fees, and other costs related to the professional services business. The cost of professional services fees was $3,921,000 for the three months ended September 30, 1996, an increase of approximately 168% from $1,464,000 for the three months ended September 30, 1995. The increase in expenses is a result of additional personnel hired and their related costs, as well as additional third party subcontractor fees, to support the significant increase in year 2000 projects, both domestically and internationally. Gross margin on professional services fees improved to 24% in the first quarter of fiscal 1997 as compared to 2% for the same period in fiscal 1996. This improvement continues to reflect the Company's focus on improving the management and delivery of its solution offerings as well as the increase in professional services revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, and related benefits, and administrative costs allocated to the Company's sales and marketing personnel as well as marketing costs. Sales and marketing expenses were $5,168,000 in the first quarter of fiscal 1997, an increase of approximately 41% from $3,664,000 in the first quarter of fiscal 1996. This increase is attributable primarily to increased personnel, higher salaries, increased travel expenses and bonuses primarily related to the increase in personnel, increased commissions due to the increase in license and professional services fee revenues and increased marketing costs. Sales and marketing expenses as a percentage of total revenues declined to 37% in the first quarter of fiscal 1997 compared to 43% in the first quarter of fiscal 1996 due primarily to the increase in revenues.

     Research and Development. Research and development expenditures consist primarily of personnel costs of the research and development staff and the facilities, computing, benefits, facilities and other administrative costs allocated to the research and development staff and to a lesser extent, third party development costs. The Company continues to invest resources in developing new products, updating its existing products through enhancements and new releases, and adding to its product offering through acquisition of new products and languages. Total expenditures for research and development were $1,127,000 for the three months ended September 30, 1996, an increase of 20% from $936,000 for the three months ended September 30, 1995. This increase was primarily due to an increase in development personnel and their related costs and additional costs for mainframe usage, offset by a reduction in third party development costs. As a percentage of revenues, research and development costs declined to 8% in the first quarter of fiscal 1997 from 11% in the first quarter of fiscal 1996 due to the increase in revenue.

     General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, legal services, corporate information systems and other administrative functions of the Company. General and administrative expenses were $1,115,000 in the first quarter of fiscal 1996, representing an increase of 46% compared to $763,000 in the first quarter of fiscal 1996. This increase was due to additional legal fees, as well as additional administrative personnel and their related costs, general salary increases, increased external consulting costs and additional bonuses. As a percentage of total revenues, general and administrative expenses decreased to 8% for the first quarter of fiscal 1997 from 9% for the first quarter of fiscal 1996 due primarily to the increase in revenues.

     Other Income (Expense). Interest income in the first quarter of fiscal 1997 was $386,000, compared to $306,000 in the first quarter of fiscal 1996. This increase was due primarily to an increase in funds available for short term investment as a result of cash generated from operations.

     Provision for Income Taxes. The provision for income taxes was $854,000 and $314,000, resulting in effective tax rates of 35% and 25%, in the first quarter of fiscal 1997 and 1996, respectively. The Company's effective tax rates were affected by the availability of net operating loss carry forwards, which were fully utilized in fiscal 1996, and certain tax credit carryforwards, which were mostly utilized in fiscal 1996.

Liquidity and Capital Resources

     At September 30, 1996 the Company had cash, cash equivalents, and investments of $30,544,000, representing an increase of $1,740,000 from $28,804,000 at June 30, 1996. This overall increase in cash and investments resulted primarily from cash generated from operations.

     For the first three months of fiscal 1997, the Company generated cash from operations of $2,185,000. Net cash provided was composed primarily of net income plus a decrease in accounts receivable, increases in accrued income taxes and in accounts payable and other accrued expenses, offset by decreases in deferred revenue and accrued compensation, and increases in prepaid royalties and other assets.

     The Company's investing activities for the first three months of fiscal 1997 provided cash of $5,367,000. Cash was provided by investing activities primarily through certain investment maturities being rolled over into shorter term investments, less than 90 days, to take advantage of higher yields. In addition to the purchase of investments, the Company used cash for the purchase of capital equipment primarily for computer equipment.

     The Company's financing activities for the first three months of fiscal 1997 provided cash of $188,000. The cash provided was principally from the issuance of common stock from the exercise of stock options.

     During the first quarter of fiscal 1995, the Company entered into a $525,000 general office and computer equipment line of credit with a financial institution which provides for financing up to 90% of the costs of such equipment domestically. The amount available under the line of credit is reduced by prior outstanding equipment loans from the financial institution, which aggregated approximately $37,000 at September 30, 1996. The term of the agreement extends through September 1997.

Additional borrowings under this arrangement, if any, will bear interest at the three year US Treasury Bill rate, plus 4.4 percentage points.

     Anticipated capital expenditures for the remainder of the fiscal year are approximately $1,968,000 in addition to the $545,000 in expenditures to date during the first fiscal quarter for furniture, fixtures, and equipment.

     The proposed acquisition of R&O summarized above will require the use of approximately $15 million in cash at the time the transaction closes. Following closing of the proposed acquisition, the Company believes that its existing cash and investment balances, together with cash generated from operations, will continue to be sufficient to meet the Company's liquidity needs for the foreseeable future. The Company plans to review various alternatives to finance future anticipated growth.


                   Special Note on Forward-Looking Statements

     Certain   statements  in  this  Form  10-Q  relate  to  future  events  and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those described in or contemplated by such forward-looking statements. Such factors include, in addition to any uncertainties specifically identified in the text surrounding such statements, the Company's ability to complete and enhance existing products and develop or acquire new products and technology to keep pace with technological developments and evolving industry standards and to respond to changes in customer needs; the Company's ability to manage the growing of its professional services business; changes in the potential size of the year 2000 market or the anticipated growth in that market; the Company's ability to effectively compete to sell products, as well as services, to customers in the year 2000 market, the performance of the Company's distributors and members of its Solution/Technology Provider program; increased competition and the ability of the Company to distinguish itself from its competitors; risks inherent in conducting international business; the Company's ability to complete and manage acquisitions; charges, costs and uncertainties related to acquisitions; general economic and business conditions; the risks outlined in the Company's Form 10-K for the year ended June 30, 1996 in the section titled "Factors that May Affect Future Results" and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits
           --------

           Number        Description

           10.1(1)(2)    VIASOFT Executive Bonus Plan

           10.2(1)(2)    FY97 Incentive Plan for Senior Vice President, Americas

           10.3(1)(2)    FY97 Incentive Plan for Vice  President,  International
                         Operations

           10.4(1)(2)    Consulting and Employment Agreement Between The Company
                         and Mark R. Schonau

           11 Computation of Earnings Per Share for the three month periods ended September 30, 1996 and 1995.

           27            Financial Data Schedule


     (b)   Reports on Form 8-K
           -------------------

           None

           (1)  Management contract or compensation plan or arrangement

           (2) Portions omitted and filed separately with the Commission pursuant to a Request for Confidential Treatment dated November, 13, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        VIASOFT, INC.



Date: November 13, 1996                 By /s/ Steven D. Whiteman
                                           ----------------------
                                                Steven D. Whiteman
                                                President


Date: November 13, 1996                 By /s/ Mark R. Schonau
                                           -------------------
                                                Mark R. Schonau
                                                Chief Financial Officer