Form 10-Q/A
period 1996-09-30
VIASOFT INC /DE/
filed 1996-11-15
CIK 935418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                 FORM 10-Q / A-1
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



                                                VIASOFT, INC.




Date: November 15, 1996                         By /s/ Steven D. Whiteman
                                                   ----------------------

                                                         Steven D. Whiteman
                                                         President



Date: November 15, 1996                         By /s/ Mark R. Schonau
                                                   -------------------
                                                         Mark R. Schonau
                                                         Chief Financial Officer