Form 10-Q
period 1996-12-31
VIASOFT INC /DE/
filed 1997-02-10
CIK 935418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              _____________________

                                    FORM 10-Q
                              _____________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 1997, there were 17,399,995 outstanding shares of Common Stock, par value $.001 per share, of VIASOFT, Inc.

                         VIASOFT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
                                                                           ----
   PART I.        FINANCIAL INFORMATION

   Item 1.        Consolidated Financial Statements

                  Balance Sheets as of December 31, 1996
                  and June 30, 1996                                           3

                  Statements of Operations for the three and
                  six months ended December 31, 1996 and 1995                 4

                  Statements of Cash Flows for the six
                  months ended December 31, 1996 and 1995                     5

                  Notes to Financial Statements                               6

   Item 2.        Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations               9

  PART II.        OTHER INFORMATION

   Item 1.        Legal Proceedings                                          19

   Item 4.        Submission of Matters to a Vote of Security Holders        20

   Item 5.        Other Information                                          21

   Item 6.        Exhibits and Reports on Form 8-K                           22

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       ( in thousands, except share data)

                                                                           DECEMBER 31,   JUNE 30,
                                                                               1996         1996
                                                                           ------------   --------
                                     ASSETS                                 (unaudited)
Current assets:
        Cash and cash equivalents                                          $      9,074   $  5,009
        Investments, at amortized cost                                            8,778     23,795
        Accounts receivable (less allowance for doubtful accounts
              of $526 and $279, respectively)                                    25,569     13,335
        Prepaid expenses and other                                                1,998      1,130
                                                                           ------------   --------
              Total current assets                                               45,419     43,269

Furniture and equipment:
        Computer equipment                                                        4,053      2,692
        Office furniture and equipment                                            2,002      1,905
        Capitalized leased equipment                                                322        264
                                                                           ------------   --------
              Total furniture and equipment                                       6,377      4,861
        Less:  Accumulated depreciation                                          (3,350)    (2,895)
                                                                           ------------   --------
              Furniture and equipment, net                                        3,027      1,966
                                                                           ------------   --------

Other assets:
        Intangible assets, net (Note 2)                                           6,543         --
        Other assets                                                              1,132      1,356
                                                                           ------------   --------
              Total other assets                                                  7,675      1,356
                                                                           ------------   --------
              Total assets                                                 $     56,121   $ 46,591
                                                                           ============   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                   $      1,167   $  1,456
        Accrued compensation                                                      2,203      1,491
        Accrued income taxes payable                                              2,798      1,824
        Acquisition consideration payable (Note 2)                                2,000         --
        Other accrued expenses                                                    8,079      3,100
        Deferred revenue                                                         20,039      9,985
        Current maturities of obligations under capital leases                       24         25
                                                                           ------------   --------
              Total current liabilities                                          36,310     17,881
                                                                           ------------   --------
Deferred revenue, recognized after one year                                         295        298
Obligations under capital leases, less current maturities                             8         18
Other long term liabilities                                                         222        135
Commitments and contingencies
Stockholders' equity:
        Preferred stock, $.001 par value, 2,000,000 shares authorized,
              no shares issued or outstanding                                        --         --
        Common stock, $.001 par value, 24,000,000 shares authorized,
               17,398,075 and 16,718,556 shares issued and outstanding at
              December 31, 1996 and June 30, 1996, respectively                      17         17
        Capital in excess of par value                                           41,407     27,771
        Common stock subscriptions receivable                                       (55)       (59)
        Accumulated deficit                                                     (22,122)       506
        Cumulative translation adjustment                                            39         24
                                                                           ------------   --------
              Total stockholders' equity                                         19,286     28,259
                                                                           ------------   --------
              Total liabilities and stockholders' equity                   $     56,121   $ 46,591
                                                                           ============   ========


 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ( in thousands, except per share data)
                                   (unaudited)

                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                DECEMBER 31,          DECEMBER 31,
                                            -------------------   -------------------
                                              1996       1995       1996       1995
                                            --------   --------   --------   --------
Revenue:
       Software license fees                $  8,381   $  4,674   $ 13,095   $  8,275
       Maintenance fees                        4,853      3,567      8,900      6,879
       Professional services fees              6,498      1,984     11,675      3,475
       Other                                      51         32         89         67
                                            --------   --------   --------   --------
              Total revenues                  19,783     10,257     33,759     18,696
                                            --------   --------   --------   --------

Operating expenses:
       Cost of software license and
              maintenance fees                   953        799      1,577      1,457
       Cost of professional services fees      4,549      1,514      8,470      2,978
       Sales and marketing                     7,152      4,201     12,320      7,865
       Research and development                1,725      1,109      2,852      2,045
       Write off of purchased in-process
              research and development        26,958         --     26,958         --
       General and administrative              1,505        762      2,620      1,525
                                            --------   --------   --------   --------
              Total operating expenses        42,842      8,385     54,797     15,870
                                            --------   --------   --------   --------

Income (loss) from operations                (23,059)     1,872    (21,038)     2,826
                                            --------   --------   --------   --------

Other income (expense):
       Interest income                           344        322        730        628
       Interest expense                          (52)        (2)       (53)        (5)
       Other income (expense), net               (11)        (1)        (7)        (3)
                                            --------   --------   --------   --------
              Total other income (expense)       281        319        670        620
                                            --------   --------   --------   --------

Income (loss) before income taxes            (22,778)     2,191    (20,368)     3,446
       Provision for income taxes              1,406        551      2,260        865
                                            --------   --------   --------   --------
Net income (loss)                           $(24,184)  $  1,640   $(22,628)  $  2,581
                                            ========   ========   ========   ========

Earnings (loss) per common and
       common share equivalent              $  (1.42)  $   0.10   $  (1.34)  $   0.15
                                            ========   ========   ========   ========
Weighted average number of common
       and common share equivalents
       outstanding                            17,045     17,092     16,938     17,082
                                            ========   ========   ========   ========


 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  SIX MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                                 -------------------
                                                                                   1996       1995
                                                                                 --------   --------
OPERATING ACTIVITIES:
Net income (loss)                                                                $(22,628)  $  2,581
                                                                                 --------   --------
Adjustments to reconcile net income (loss) to net cash
        provided by operating activities -
        Write off in-process research and development (Note 2)                     26,958         --
        Depreciation and amortization                                                 544        340
        Loss on disposal of fixed assets                                               51         --
Changes in operating assets and liabilities, net of effect of business acquired
        (Note 2)
        Increase in accounts receivable                                            (7,562)    (1,171)
        (Increase) decrease in prepaid expenses and other                          (1,654)       151
        Increase in accrued income taxes payable                                      973        564
        Increase (decrease) in accounts payable and other accrued expenses         (1,736)       320
        Increase in accrued compensation                                              712        103
        Increase in deferred revenue                                                7,882        777
                                                                                 --------   --------
              Total adjustments                                                    26,168      1,084
                                                                                 --------   --------
                    Net cash provided by operating activities                       3,540      3,665
                                                                                 --------   --------

INVESTING ACTIVITIES:
        Capital expenditures                                                         (763)      (289)
        Cash paid for business acquired, net of cash acquired (Note 2)            (10,225)        --
        Purchase of investments                                                   (15,170)   (21,973)
        Investment maturities                                                      29,948     14,473
                                                                                 --------   --------
                    Net cash provided by (used in) investing activities             3,790     (7,789)
                                                                                 --------   --------

FINANCING ACTIVITIES:
        Payments of short term debt (Note 2)                                       (4,099)        --
        Principal payments under equipment lease obligations                          (12)       (65)
        Proceeds from issuance of common stock                                        830        455
        Payments received on common stock subscriptions receivable                      5        174
                                                                                 --------   --------
                    Net cash provided by (used in) financing activities            (3,276)       564
                                                                                 --------   --------

Effect of exchange rate changes on cash                                                11          1
                                                                                 --------   --------
Net increase (decrease) in cash and cash equivalents                                4,065     (3,559)
Cash and cash equivalents, beginning period                                         5,009      7,680
                                                                                 --------   --------
Cash and cash equivalents, end of period                                         $  9,074   $  4,121
                                                                                 ========   ========

Supplemental cash flow information:
        Interest paid                                                            $      3   $      5
        Income taxes paid                                                        $  1,342   $    120


  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The Consolidated Financial Statements include the accounts of VIASOFT, Inc. and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month or six month periods ended December 31, 1996 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

     Cash and Cash Equivalents and Investments

     The Company's policy is to invest cash in excess of operating requirements in income-producing investments. Temporary cash investments are all highly liquid investments with maturities of three months or less when purchased and are considered to be cash equivalents for the statement of cash flows purposes. Investments in commercial paper, banker's acceptances, government-backed securities, and US Treasury bills, all of which are stated at amortized cost and approximate fair market value, are classified as "held-to-maturity" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Certain securities were sold prior to maturity in conjunction with the acquisition of Rottger & Osterberg Software-Technik GmbH ("R&O") (see discussion below) but were still considered as "held-to-maturity" securities in accordance with SFAS No. 115.

     Earnings (Loss) per Common Share and Common Share Equivalent

     Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common share equivalents assumed outstanding during the period. Shares issuable upon the exercise of employee stock options that are considered anti-dilutive are not included in the weighted average number of common and common share equivalents outstanding. Primary and fully diluted earnings (loss) per share are considered to be the same in all periods presented.

     On August 16, 1996, the Company's Board of Directors approved a two-for-one stock split of its outstanding common stock, to be effected in the form of a stock dividend. Each holder of shares of the

Company's common stock of record on August 30, 1996 received one additional share of common stock for every one share held. All share and per share information presented in these financial statements reflects the retroactive effect of this stock dividend.

2.   ACQUISITION

     On December 5, 1996, the Company acquired all of the outstanding shares of capital stock of R&O for cash, common stock and the assumption of certain liabilities pursuant to a stock purchase agreement with the stockholders of R&O. R&O develops, markets and supports repository software tools through its Rochade product line, together with related repository-based services and solutions. R&O was founded in 1976, is headquartered in Munich, Germany and has operations in Europe and the United States.

     The aggregate cost of the R&O acquisition consisted of the following (in thousands):

            Cash                                             $  10,800
            Common stock                                        12,805
            Assumption of liabilities and acquisition costs     13,200
            Contingent consideration                             2,000
                                                             ---------
                 Total                                       $  38,805
                                                             =========

     The Company issued 425,112 unregistered shares of its Common Stock pursuant to Regulation S in connection with this transaction, subject to certain restrictions imposed under the stock purchase agreement and applicable securities laws. Additional consideration of $2.0 million is payable to the former stockholders of R&O in February 1997 based on certain financial performance criteria, which had been met in January 1997. The Company has also committed to pay additional cash consideration of $2.0 million (or, at each former R&O stockholder's election, additional shares of Common Stock with an equivalent market value) if certain financial performance criteria are met for the period from January 1, 1997 through June 30, 1997. Any contingent consideration earned will be reflected as an adjustment to cost in excess of net assets acquired when earned.

     The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and 17 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $27.0 million of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended December 31, 1996. In order to bring the in-process software products to commercial availability the Company estimates that it will need to spend an additional $2.6 million on product integration and performance improvements. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations." The Company allocated the aggregate cost of the acquisition as follows (in thousands):

            Accounts receivable                  $  4,672
            Other assets                            1,956
            In-process research and development    26,958
            Purchased research and development      2,000
            Other intangible assets                 3,219
                                                 --------
                                                 $ 38,805
                                                 ========

     Other intangible assets consist of customer list ($900,000), assembled workforce ($800,000) and cost in excess of net assets acquired ($1,519,000). The customer list, assembled workforce and cost in excess of net assets acquired are being amortized on a straight-line basis over eight, seven and five year periods, respectively.

     The following unaudited pro forma combined condensed statements of operations for the six months ended December 31, 1996 and 1995 give effect to the R&O acquisition as if it had been consummated as of the beginning of each respective period;

                            Six months ended     Six months ended
                            December 31, 1996    December 31, 1995
                            -----------------    -----------------
                                       (in thousands)
Total revenues                  $39,712               $29,386
Income before income taxes        6,249                 4,435
Net income                        4,110                 3,343
Earnings per share              $  0.23               $  0.19

     The pro forma combined condensed statements of operations exclude the effect of the approximate $27.0 million charge related to the write-off of purchased in-process research and development. The unaudited pro forma combined financial data is provided for illustrative purposes only and is not necessarily indicative of the combined results of operations that would have been reported had the R&O acquisition occurred on the dates indicated, nor does it purport to project the results of operations of the Company for the current year or for any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company derives its revenues primarily from software license fees, software maintenance fees and professional services fees. The Company's software is licensed primarily to Fortune 1000 companies and similarly sized business and governmental organizations worldwide. Professional services are provided in conjunction with software products and are also provided separately to similar large organizations. The Company's products and services are marketed through its United States sales force, both domestically and in Canada and Latin America, and through foreign subsidiaries and independent distributors in other international markets.

     The Company licenses software products directly to customers and to distributors for resale. Software license fees are recognized upon delivery and acceptance of the software, receipt of an executed noncancellable license agreement from the customer or the distributor's end-user and completion of any significant remaining obligations under the agreement. Revenues from software licensing related to the Company's obligation to provide certain customer support are deferred and recognized straight-line over the contract support period, which is generally one year. Software maintenance contracts are generally renewable on an annual basis, although the Company also negotiates long-term maintenance contracts from time to time. Revenues from maintenance contract renewals are deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized as the related services are provided.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated quarterly results of operations for each of the six quarters ended December 31, 1996. In the opinion of management, this quarterly information has been prepared on the same basis as the Company's annual audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information for the periods presented when read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto. The operating results for any quarter are not necessarily indicative of the results of the full year or any future quarter.

                                                         QUARTERS ENDED
                                ---------------------------------------------------------------
                                              FISCAL 1996                       FISCAL 1997
                                -----------------------------------------   -------------------
                                Sept. 30   Dec. 31    March 31   June 30    Sept. 30    Dec. 31
                                --------   --------   --------   --------   --------   --------
                                             (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees ......  $  3,602   $  4,674   $  3,977   $  5,571   $  4,714   $  8,381
  Maintenance fees ...........     3,312      3,567      3,608      3,818      4,047      4,853
  Professional services fees .     1,491      1,984      2,748      5,084      5,177      6,498
  Other ......................        35         32         28         26         38         51
                                --------   --------   --------   --------   --------   --------
      Total revenues .........     8,440     10,257     10,361     14,499     13,976     19,783
                                --------   --------   --------   --------   --------   --------
Operating expenses:
  Cost of software license and
    maintenance fees .........       659        799        683        647        624        953
  Cost of professional
    services fees ............     1,464      1,514      1,833      3,214      3,921      4,549
  Sales and marketing ........     3,664      4,201      4,271      6,001      5,168      7,152
  Research and development ...       936      1,109      1,030      1,162      1,127      1,725
  Writeoff of purchased
    in-process research and           --         --         --         --         --     26,958
    development (Note 2)
  General and administrative .       763        762      1,174        868      1,115      1,505
                                --------   --------   --------   --------   --------   --------
      Total operating expenses     7,486      8,385      8,991     11,892     11,955     42,842
                                --------   --------   --------   --------   --------   --------
Income (loss) from operations        954      1,872      1,370      2,607      2,021    (23,059)
                                --------   --------   --------   --------   --------   --------
Other income (expense):
  Interest income ............       306        322        378        344        386        344
  Interest expense ...........        (3)        (2)        (4)        (2)        (1)       (52)
  Other, net .................        (2)        (1)       (42)       (37)         4        (11)
                                --------   --------   --------   --------   --------   --------
      Total other income .....       301        319        332        305        389        281
                                --------   --------   --------   --------   --------   --------
Income (loss) before income
    taxes ....................     1,255      2,191      1,702      2,912      2,410    (22,778)
Provision for income taxes ...       314        551        432        546        854      1,406
                                --------   --------   --------   --------   --------   --------
Net income (loss) ............  $    941   $  1,640   $  1,270   $  2,366   $  1,556   $(24,184)
                                ========   ========   ========   ========   ========   ========
Earnings (loss) per common and
    common share equivalent ..  $  0.06    $   0.10   $   0.07   $   0.13   $   0.09   $  (1.42)
                                ========   ========   ========   ========   ========   ========
Weighted average number of
    common and common share
    equivalents outstanding ..    17,040     17,092     17,278     17,558     17,668     17,045
                                ========   ========   ========   ========   ========   ========

     The Company's revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of the customer evaluation process for Company products, the timing of customer system conversions, and, to a lesser extent, the Company's sales commission practices, which are based partly on quarterly incentives and annual quotas, and other factors. The Company's revenues and results of operations may also be affected by seasonal trends, which have resulted in higher revenues in the Company's second and fourth fiscal quarters and lower revenues in its first and third fiscal quarters. This seasonality is a result of many customers' annual purchasing and budgetary practices, the Company's sales commission practices, lower revenues in the summer months (particularly in Europe) when many businesses make fewer purchases, and other factors. The Company's professional services revenues tend to fluctuate due to the completion or commencement of significant projects, which may continue over several quarters, the number of working days in a quarter and the utilization rate of professional services personnel. The Company has little or no backlog. Therefore, quarterly revenues and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. The Company has often recognized a substantial portion of its license fees in the last month of the quarter, frequently in the last week. A significant portion of the Company's operating expenses is relatively fixed, since personnel levels and other expenses are based upon anticipated revenues. Because a substantial portion of these revenues may not be generated until the end of each quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These factors, many of which are not within the Company's control, can cause significant variations in operating results from quarter to quarter. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

ACQUISITION OF R&O

     On December 5, 1996, the Company acquired all of the outstanding shares of capital stock of R&O pursuant to a stock purchase agreement with the stockholders of R&O. R&O develops, markets and supports repository software tools through its Rochade product line, together with related repository based services and solutions. Rochade is based on an open repository software technology that is designed to help businesses capture, manage, monitor, disseminate, reuse and change their information technology assets in both mainframe systems and distributed computing environments. R&O was founded in 1976, is headquartered in Munich, Germany and has operations in Europe and the United States.

     The Company accounted for the R&O acquisition as a purchase and allocated approximately $27.0 million of the purchase price to in-process research and development, resulting in a significant charge to the Company's results of operations in the fiscal quarter ended December 31, 1996. The Company paid $10.8 million in cash and issued approximately 425,000 shares of unregistered Common Stock valued at $12.8 million to the selling stockholders of R&O pursuant to Regulation S, subject to certain restrictions imposed under the stock purchase agreement and applicable securities laws. Additional consideration of $2.0 million is payable to the former stockholders of R&O on February 28, 1997 based on certain financial performance criteria, which were met in January 1997. The Company has also committed to pay additional cash consideration of $2.0 million (or, at each former R&O stockholder's election, additional shares of Common Stock with an equivalent market value) if certain financial performance criteria are met for the period from January 1, 1997 through June 30, 1997. Any contingent consideration earned will be reflected as an adjustment to cost in excess of net assets acquired when earned. The Company also assumed approximately $9.4 million of liabilities and recorded purchase accounting accruals for severance costs related to the elimination of certain positions, costs of closing duplicate facilities and other direct costs of the acquisition. These additional costs totaled approximately $3.8 million. See Note 2 to Consolidated Financial Statements.

     In accordance with the provisions of Accounting Principles Board Opinions No. 16 and 17, all identifiable assets acquired, including identifiable intangible assets, were identified and analyzed to determine their fair market values. The Company received an appraisal of the intangible assets, which indicated that approximately $27.0 million of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in process research and development into its suite of software products and services or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense by the Company in the quarter ended December 31, 1996. In order to bring the in-process software products to technological feasibility, the Company estimates that it will need to spend an additional $2.6 million on product integration and performance improvements.

     Identifiable intangible assets other than purchased research and development consisted of an assembled workforce valued at $800,000 and a customer list valued at $900,000. The assembled workforce and customer list will be amortized on a straight-line basis over a seven and eight year period, respectively. In addition, the Company recorded cost in excess of assets acquired of $1,519,000, which will be amortized on a straight-line basis over a five-year period.

     The operating results of R&O from the December 5, 1996 acquisition date through December 31, 1996 are included in the Company's results of operations. Total revenues of R&O were $19.0 million, $11.8 million and $2.1 million for the year ended December 31, 1995, the nine month period ended September 30, 1996 and the period from the acquisition date to December 31, 1996, respectively. R&O's operating income (loss) was $0.9 million, ($1.6 million) and $0.1 million, respectively, for the same periods.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     Revenues. Total revenues were $19,783,000 for the three months ended December 31, 1996, an increase of approximately 93% from $10,257,000 for the three months ended December 31, 1995. Software license fees were $8,381,000 for the three months ended December 31, 1996, an increase of approximately 79% from $4,674,000 for the three months ended December 31, 1995. Software license revenues increased both domestically and internationally in the second quarter of fiscal 1997 compared to the same period in fiscal 1996. Domestic license fees continued to increase as a result of the demand for the Company's tools to assist in addressing the year 2000 century conversion problem. The increase in international software license fees was attributable primarily to a 195% improvement in license fees from the Company's direct operations, excluding R&O, over the same period in the prior year, due primarily to sales of the Company's year 2000 solutions in the United Kingdom and growth in the German market. In addition, license fees increased approximately $1,156,000 due to the acquisition of R&O during the quarter. Maintenance fees were $4,853,000 for the second quarter of fiscal 1997, an increase of 36% from $3,567,000 for the same period in fiscal 1996. The increase was a result of the R&O acquisition which contributed $519,000 in maintenance revenue, as well as the Company adding new software licenses, and, to a lesser extent, customer system upgrades and increases in the fees charged for annual maintenance. Professional services fees were $6,498,000 for the second quarter of fiscal 1997, an increase of 228% from $1,984,000 for the same period in fiscal 1996. The Company continued to expand its professional services business to meet increasing demand for its solution offerings, principally VIASOFT's Enterprise 2000(SM), and to a lesser extent the addition of R&O, which contributed $468,000 in service fees for the quarter. VIASOFT's Enterprise 2000 solution offerings comprised 79% of the Company's professional services revenues in the second quarter of fiscal 1997.

     In order to broaden its distribution channels, the Company established its Solution/Technology Provider program in fiscal 1996. Under this program, the Company licenses one or more of its service solutions, principally VIASOFT's Enterprise 2000(SM) solution offering, to third-party Solution/Technology Providers for use in service engagements with their own customers in exchange for license fees and/or royalties. In conjunction with certain services engagements, the Company leases or licenses certain of its products directly to the customer of the Solution/Technology Provider. During the second quarter of fiscal 1997, $1,363,000 or 16% of software license revenue was generated through this program, representing approximately 7% of total revenues during the period. Royalty revenues generated by this program were immaterial.

     Cost of Revenues. Cost of software license and maintenance fees, which includes royalties, cost of customer support and product packaging and documentation, was $953,000 in the second quarter of fiscal 1997, an increase of 19% from $799,000 in the second quarter of fiscal 1996. The increase was primarily due to additional expenses of $286,000 related to R&O personnel and costs. Without the R&O costs, these expenses would have decreased to $664,000 for the quarter. Gross margins on software license and maintenance fees improved to 93% for the second quarter of fiscal 1997 from 90% for the same period in fiscal 1996. The margin improvement and expense reduction is primarily due to lower sales through a government market reseller, which reduced external sales commissions expense in fiscal 1997 compared to fiscal 1996.

     Cost of professional services fees consists principally of personnel costs, third party subcontracting fees and other costs related to the professional services business. The cost of professional services fees was $4,549,000 for the three months ended December 31, 1996, an increase of approximately 200% from $1,514,000 for the three months ended December 31, 1995. The increase in expenses is a result of additional personnel hired and their related costs as well as third-party costs to deliver the Company's solutions in response to increased customer demand, both domestically and internationally, and to a lesser extent, additional expenses incurred by R&O of $417,000. The gross margin on professional services fees improved to 30% in the second quarter of fiscal 1997 compared to 24% for the same period in fiscal 1996. This margin improvement reflects the Company's continued focus on improving the management and delivery of its solution offerings, as well as the increase in professional services fee revenue. The Company anticipates decrease in professional services margins as it integrates the R&O professional services organization with its own operations.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $7,152,000 in the second quarter of fiscal 1997, an increase of approximately 70% from $4,201,000 in the same period of fiscal 1996. The increase is attributable primarily to increased personnel, higher salaries, increased commissions as a result of increased sales, higher travel costs and bonuses primarily related to the increase in personnel, increased marketing costs, and an increase in bad debt expense due to the absolute dollar increase in accounts receivable. The addition of R&O also accounted for $685,000 of this increase. Sales and marketing expenses as a percentage of total revenues declined to 36% in the first quarter of fiscal 1997, compared to 41% in the first quarter of fiscal 1996, due primarily to the increase in revenues.

     Research and Development. Research and development expenditures consist primarily of personnel costs of the research and development staff, third party development costs, and the facilities, computing, benefits and other administrative costs allocated to the research and development staff. The Company continues to invest resources in updating its existing and acquired products through enhancements and new releases, developing new products, and adding to its product offerings through acquisition of new products and computer language functionality. Total expenditures for research and development were $1,725,000 for the three months ended December 31, 1996, excluding an approximate $27.0 million charge for in-process research and development in connection with the R&O acquisition, an increase of 59% from $1,109,000 for the three months ended December 31, 1995. Research and development expense for the second quarter, excluding this charge, constituted 9% of total revenues compared to 11% for the same period in fiscal 1996. The increase in expenses is a result of costs associated with R&O's research and development of $384,000, as well as general salary increases and additional personnel. The decrease in costs as a percentage of revenues was due primarily to the increase in total revenues.

     General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, legal services, corporate information systems and other administrative functions of the Company. General and administrative expenses were $1,505,000 in the second quarter of fiscal 1997, representing an increase of 98% compared to $762,000 in the same period of fiscal 1996. The increase was primarily due to increased legal fees and administrative personnel and their related costs, general salary increases, increased external consulting costs and additional bonuses, as well as additional costs from R&O of $268,000. As a percentage of total revenues, general and administrative expenses increased to 8% for the second quarter of fiscal 1997 from 7% for the second quarter of fiscal 1996.

     Other Income (Expense). Interest income in the second quarter of fiscal 1997 was $344,000, compared to $322,000 in the second quarter of fiscal 1996. This increase was due primarily to an increase in average funds available for short term investment as a result of cash generated from operations. Interest expense for the quarter was $52,000, compared to $2,000 for the comparable period in fiscal 1996 due to debt assumed in the R&O acquisition. This debt was paid off in December 1996.

     Provision for Income Taxes. The provision for income taxes was $1,406,000 and $551,000 in the second quarter of fiscal 1997 and 1996, respectively. The Company's effective tax rate was 34% in the second quarter of fiscal 1997, excluding the effect of the nondeductible purchased in-process research and development charge, compared to 25% in the second quarter of fiscal 1996. The Company's effective tax rate was affected by the availability of net operating loss carryforwards, which were fully utilized in fiscal 1996, and certain tax credit carryforwards, which were mostly utilized in fiscal 1996.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     Revenues. Total revenues were $33,759,000 for the six months ended December 31, 1996, an increase of approximately 81% from $18,696,000 for the six months ended December 31, 1995. Software license fees were $13,095,000 for the six months ended December 31, 1996, an increase of approximately 58% from $8,275,000 for the six months ended December 31, 1995. Software license fees increased both domestically and internationally in the second quarter of fiscal 1997 compared to the same period in fiscal 1996. Domestic license fees continued to increase as a result of the demand for the Company's tools to assist in addressing the year 2000 century date change problem. The increase in international software license fees was attributable primarily to a 129% improvement in license fees from the Company's direct operations over the same period in the prior year, due primarily to sales of the Company's year 2000 solutions in the United Kingdom. In addition, license fees increased due to the acquisition of R&O, which contributed license fees of $1,156,000. Maintenance fees were $8,900,000 for the first six months of fiscal 1997, an increase of 29% from $6,879,000 for the same period in fiscal 1996. The increase was due in part to the R&O acquisition, which contributed $519,000 in maintenance revenue, with the remainder attributable to new software licenses, customer system upgrades and increases in the fees charged for annual maintenance. Professional services fees were $11,675,000 for the first half of fiscal 1997, an increase of 236% from $3,475,000 for the same period in fiscal 1996 as the Company continued to expand its professional services business to continue to meet the increasing demand for its solution offerings, principally VIASOFT's Enterprise 2000(SM), and to a lesser extent the addition of R&O, which contributed $468,000 in service fees during the period. VIASOFT's Enterprise 2000(SM) solution offerings comprised 82% of the Company's professional services revenues in the first six months of fiscal 1997.

     In order to broaden its distribution channels, the Company established its Solution/Technology Provider program in fiscal 1996. Under this program, the Company licenses one or more of its service solutions, principally VIASOFT's Enterprise 2000(SM) solution offering, to third-party Solution/Technology Providers for use in service engagements with their own customers in exchange for license fees and/or royalties. In conjunction with certain services engagements, the Company leases or licenses certain of its products directly to the customer of the Solution/Technology Provider. During the first six months of fiscal 1997, $2.3 million or 18% of software license fees was generated through this program, representing approximately 7% of total revenues during the period. Royalty revenues generated by this program were immaterial.

     Cost of Revenues. Cost of software license and maintenance fees was $1,577,000 for the six months ended December 31, 1996, an increase of 8% from $1,457,000 during the six months ended December 31, 1995. The increase was primarily due to additional R&O expenses of $286,000, as a result of the acquisition. Without the R&O costs, these expenses would have decreased to $1,291,000. Gross margins on software license and maintenance fees improved to 93% for the first six months of fiscal 1997 from 90% for the same period in fiscal 1996. The margin improvement and expense reduction is primarily due to lower sales through a government market reseller, which reduced external sales commissions expense in fiscal 1997 compared to fiscal 1996, offset by increased personnel and general salary increases in customer support.

     The cost of professional services fees was $8,470,000 for the six months ended December 31, 1996, an increase of approximately 184% from $2,978,000 for the six months ended December 31, 1995. The increase in expenses is a result of additional personnel hired and their related costs as well as third-party costs to deliver the Company's solutions in response to increased customer demand, both domestically and internationally, and to a lesser extent, additional expenses incurred by R&O of $417,000. The gross margin on professional services fees improved to 27% during the first six months of fiscal 1997 compared to 14% for the same period in fiscal 1996. This margin improvement reflects the Company's continued focus on improving the management and delivery of its solution offerings, as well as the increase in professional services fee revenue. The Company expects a decrease in professional services margins as it integrates the R&O professional services organization with its own operations.

     Sales and Marketing. Sales and marketing expenses were $12,320,000 in the first half of fiscal 1997, an increase of approximately 57% from $7,865,000 in the same period of fiscal 1996. Of this increase, R&O expenses accounted for $685,000. Excluding these expenses, the increase is attributable primarily to increased personnel, higher salaries, increased commissions as a result of increased sales, higher travel costs and bonuses primarily related to the increase in personnel, increased marketing costs, and an increase in bad debt expense due to the absolute dollar increase in accounts receivable. Sales and marketing expenses as a percentage of total revenues declined to 36% in the first six months of fiscal 1997, compared to 42% in the first six months of fiscal 1996, due primarily to the increase in revenues.

     Research and Development. Total expenditures for research and development were $2,852,000 for the six months ended December 31, 1996, excluding an approximate $27.0 million charge for purchased in-process research and development in connection with the R&O acquisition, an increase of 39% from $2,045,000 for the six months ended December 31, 1995. The increase in expenses is a result of costs associated with R&O's research and development, as well as general salary increases and the addition of personnel. As a percentage of total revenues, research and development costs were 8% for the six months ended December 31, 1996 (excluding the purchased in-process research and development charge discussed above), compared to 11% for the same period in fiscal 1996.

     General and Administrative. General and administrative expenses were $2,620,000 in the six months ended December 31, 1996, representing an increase of 72% compared to $1,525,000 in the six months ended December 31, 1995. The increase was primarily due to additional legal fees and administrative personnel and their related costs, general salary increases, increased external consulting costs and additional bonuses, as well as to additional costs from R&O of $268,000. As a percentage of total revenues, general and administrative expenses remained constant at 8% for the first six months of fiscal 1997 compared to the same period in fiscal 1996.

     Other Income (Expense). Interest income in the six months ended December 31, 1996 was $730,000, compared to $628,000 in the six months ended December 31, 1995. This increase was due primarily to an increase in funds available for short term investment as a result of cash generated from operations.

     Provision for Income Taxes. The provision for income taxes was $2,260,000 and $865,000 for the six months ended December 1996 and 1995, respectively. The Company's effective tax rate was 34% in the first six months of fiscal 1997, excluding the effect of the non-deductible purchased in-process research and development charge, compared to 25% in the first six months of fiscal 1996. The Company's effective tax rate was affected by the availability of net operating loss carryforwards, which were fully utilized in fiscal 1996, and certain tax credit carryforwards, which were mostly utilized in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996 the Company had cash, cash equivalents and investments of $17,852,000, representing a decrease of $10,952,000 from the total of $28,804,000 at June 30, 1996. This decrease was a result of $10.8 million in cash payments for the cost of the R&O acquisition as well as payments of R&O debt of approximately $4.1 million.

     For the six months ended December 31, 1996, the Company generated cash from operations of $3,540,000. Net cash generated was composed primarily of net income excluding non-cash charges for the write-off of the purchased in-process research and development, depreciation and amortization and loss on disposal of fixed assets. This was offset by a decrease in working capital.

     The Company's investing activities for the first six months of fiscal 1997 provided cash of $3,790,000 as a result of sales or maturities of investments exceeding the cash used for the purchase of R&O, net of the cash acquired, and the purchase of investments and furniture, fixtures and equipment. The Company believes that its current investments will be held to maturity.

     The Company's financing activities for the first six months of fiscal 1997 used cash of $3,276,000. The cash was used for payment of R&O debt acquired, offset in part by cash provided from the issuance of common stock upon the exercise of options.

     In January 1996 the Company entered into an agreement with a third party to provide subcontracting services in support of the Company's professional services engagements. The agreement sets forth minimum payment commitments of $1,640,000 for the period January 1, 1996 through December 31, 1996 and $464,000 for the period January 1, 1997 through March 31, 1997. The Company makes monthly payments over the term of the agreement, based upon the number of billable days worked by the subcontracted consultants at an agreed upon daily rate. The agreement was amended in November 1996 to allow the Company to carry over any minimum requirements not met by December 31, 1996 until March 31, 1997, after which the Company is required to pay any remaining shortfall. Management expects that the minimum payment requirement will be met.

     Anticipated capital expenditures for the remainder of the fiscal year are approximately $2.5 million, including anticipated capital expenditures relating to the Company's integration of R&O and continued purchases of equipment to support internal growth. The expenditures are anticipated primarily for investment in new communication and computer systems as well as additional computer hardware and software and for furniture, fixtures and equipment.

     The Company agreed to make certain contingent payments in connection with the R&O acquisition if certain financial performance criteria were met. The first of these criteria was met in

January 1997, and payment of $2.0 million is due by February 28, 1997. A second and last payment of $2.0 million, if earned, is payable in August 1997 in cash or, at each of the former R&O stockholders' election, additional shares of Common Stock with an equivalent market value.

         The Company believes that its existing cash and investment balances, together with cash generated from operations, will continue to be sufficient to meet the liquidity needs of the Company's operations for the foreseeable future. The Company plans to file a registration statement in the near future with respect to an offering of additional Common Stock to finance future growth.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars except in Italy, where they are denominated in lira. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company has not to date sought to hedge the risks associated with fluctuations in foreign exchange rates and does not currently plan to do so. Gains or losses relating to translation of the financial statements of the Company's foreign subsidiaries are included as a separate component of stockholder's equity in the Company's Consolidated Financial Statements.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward looking statements be subject to the safe harbors created thereby. Such forward looking statements involve risks and uncertainties and include, but are not limited to statements regarding future events and the Company's plans and expectations. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to the Company's dependence on the year 2000 century date conversion market and dependence on its ESW primary product line; the Company's ability to integrate the technology and business recently acquired from R&O; fluctuations in revenues and operating results due to seasonality, the budgeting and purchasing practices of its customers, the length of the Company's sales cycle and its sale commission practices, the lack of any backlog; risks associated with international operations; the Company's ability to manage rapid change in its business and industry; the Company's ability to manage the growth of its professional business services business; the Company's ability to enhance existing products and develop or acquire new products and technology to keep pace with technological developments and evolving industry standards and to respond to changes in customer needs; the Company's ability to identify, complete, manage and integrate acquisitions of businesses, products and technologies; charges, costs and uncertainties related to acquisitions; intense competition in the Company's markets, increasing competition in the year 2000 market and the ability of the Company to distinguish itself from its competitors; the performance of the Company's distributors and members of its Solution/Technology Provider programs; the Company's dependence on key management and technical personnel; potential product liability claims and general economic and business conditions, as well as those discussed elsewhere in this Form 10-Q and the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying its forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainties inherent in the forward looking statements included in this Form 10-Q and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The inclusion of such forward looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.


     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is subject to certain legal proceedings and claims that arise in the conduct of its business. In the opinion of management, the amount of liability, if any, as a result of these claims and proceedings is not likely to have a material effect on the financial condition or results of operations of the Company.

     In addition, the Company recently settled a lawsuit in United States District Court, Phoenix, Arizona, against its former Chief Financial Officer, Alvin E. Holland, Jr. Mr. Holland was employed by the Company from January 1996 through April 8, 1996, when he was dismissed. In connection with the settlement, the Company agreed to make a cash payment to Mr. Holland and forgive certain indebtedness in amounts that the Company was advised by counsel were considerably less than the amount of anticipated litigation costs. The Company and Mr. Holland released each other from all outstanding claims in connection with the settlement. The Company accrued all amounts related to the settlement in the fiscal quarter ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholder on November 15, 1996. The stockholders of the Company voted on and approved the following proposals:

     1. To elect eight directors, each to serve until the next Annual Meeting of Stockholders and until his successor has been elected and qualified.

     2. To approve an amendment to the VIASOFT, Inc. Employee Stock Purchase Plan, providing for an additional 400,000 shares for issuance under the Plan.

     3. To ratify the selection of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending June 30, 1997.

     The proposals were approved by the following votes:

     1.  ELECTION OF DIRECTORS

         Name                                   For     Withheld
         John J. Barry III                  14,131,819  123,499
         LeRoy Ellison                      14,131,819  123,499
         Robert S. Kagle                    14,131,819  123,499
         Alexander S. Kuli                  14,000,499  254,819
         J. David Parrish                   14,000,499  254,819
         Arthur C. Patterson                14,131,819  123,499
         Steven D. Whiteman                 14,131,819  123,499
         Michael A. Wolf                    14,131,149  124,169

     2. FOR THE APPROVAL OF AN ADDITIONAL 400,000 SHARES FOR THE EMPLOYEE STOCK PURCHASE PLAN

                For     Against  Withheld         Broker Non-Votes
            13,796,728  311,946       10,388       136,256

     3.  RATIFY THE SELECTION OF ARTHUR ANDERSEN LLP AS INDEPENDENT AUDITORS

                      For     Against  Withheld  Broker Non-Votes
                  14,223,913   19,713   11,692         -0-

ITEM 5.  OTHER INFORMATION

     During the quarter ended December 31, 1996, the Company filed a Report on Form 8-K dated December 5, 1996 reporting the acquisition of R&O. The following financial statements and pro forma financial information were unavailable and omitted from such Form 8-K in accordance with Items 7(a)(4) and 7(b)(2) thereof and are hereby filed in accordance with Item 5 of Form 10-Q.

(a)  Financial Statements of Business Acquired

     The following Consolidated Financial Statements of R&O are included on pages F-1 through F-15 of this Form 10-Q:

         Years ended December 31, 1994 and 1995
              Report of Independent Public Accountants
              Consolidated Balance Sheets as of December 31, 1994 and 1995 Consolidated Statements of Operations for each of the two years in the period ended December 31, 1995
              Consolidated Statements of Stockholders' Deficit for two years in the period ended December 31, 1995
              Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 1995
              Notes to Consolidated Financial Statements
         Nine months ended September 30, 1995 (unaudited) and 1996
              Consolidated Balance Sheet as of September 30, 1996
              Consolidated Statement of Operations for the nine months ended
                 September 30, 1995 (unaudited) and 1996
              Consolidated Statement of Stockholders' Deficit for the nine months ended September 30, 1996
              Consolidated Statement of Cash Flows for the nine months ended
                 September 30, 1995 (unaudited) and 1996

(b)  Pro Forma Combined Financial Data

     The following Pro Forma Unaudited Financial Data is included on pages P-1 through P-3 of this Form 10-Q:
         Pro Forma Combined Statement of Operations for the year ended June 30,
              1996 and for the six months ended December 31, 1996
         Notes to Unaudited Pro Forma Combined Financial Statements

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS

           NUMBER   DESCRIPTION

           11 Computation of Earnings Per Share for the three and six month periods ended December 31, 1996 and 1995.

           23       Consent of Arthur Andersen LLP

           27       Financial Data Schedule

     (b)   REPORTS ON FORM 8-K

           During the quarter ended December 31, 1996, the Company filed a Report on Form 8-K dated December 5, 1996, reporting the acquisition of R&O. The financial statements and pro forma financial information required to be included therein were then unavailable and are filed herewith in Item 5 of this Form 10-Q.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Rottger & Osterberg Software-Technik GmbH:


We have audited the accompanying consolidated balance sheets of ROTTGER & OSTERBERG SOFTWARE-TECHNIK GmbH (a German corporation) and subsidiaries as of December 31, 1994 and 1995 and September 30, 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1994 and 1995 and for the nine months ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rottger & Osterberg Software-Technik GmbH and subsidiaries as of December 31, 1994 and 1995 and September 30, 1996, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1995 and for the nine months ended September 30, 1996, in conformity with United States generally accepted accounting principles.


                                                          Arthur Andersen LLP


Phoenix, Arizona,
  December 5, 1996.

           ROTTGER & OSTERBERG SOFTWARE-TECHNIK GMBH AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                DECEMBER 31, 1994 AND 1995 AND SEPTEMBER 30, 1996

                                                           December 31,
                                                    ---------------------------    September 30,
                                                        1994            1995           1996
                                                    -----------     -----------     -----------
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                           $   259,529     $   525,171     $ 1,569,721
Accounts receivable (less allowance for doubtful
     accounts of $93,330, $201,062 and $381,559,
     at December 31, 1994 and 1995 and
     September 30, 1996, respectively)                3,360,745       6,953,714       3,579,032
Prepaid expenses and other assets                       268,687          81,160         327,151
                                                    -----------     -----------     -----------

Total current assets                                  3,888,961       7,560,045       5,475,904
                                                    -----------     -----------     -----------

PROPERTY AND EQUIPMENT (Note 2):
Computer equipment                                    2,098,017       2,729,423       2,699,382
Office furniture and equipment                          361,623         552,523         466,939
Leasehold improvements                                   16,116          36,663          35,485
Vehicles                                                412,247         390,116         241,279
                                                    -----------     -----------     -----------

Total property and equipment                          2,888,003       3,708,725       3,443,085

Less: Accumulated depreciation                       (1,796,771)     (2,406,861)     (2,440,987)
                                                    -----------     -----------     -----------

Property and equipment, net                           1,091,232       1,301,864       1,002,098
                                                    -----------     -----------     -----------

OTHER ASSETS                                             17,216          10,433          22,281
                                                    -----------     -----------     -----------

Total assets                                        $ 4,997,409     $ 8,872,342     $ 6,500,283
                                                    ===========     ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Lines of credit (Note 4)                            $   774,894     $ 1,484,378     $ 1,154,644
Accounts payable                                        708,983         484,471         354,924
Accrued compensation                                    750,995       1,125,154         896,941
Accrued income taxes payable                            128,516          72,874              --
Other accrued expenses (Note 6)                         832,685       1,576,108       1,251,865
Payables to related parties (Note 6)                    339,424         285,587              --
Deferred revenue (Note 2)                               812,297       1,476,929       2,119,406
Short-term debt (Note 4)                              1,291,322       2,798,181       2,626,739
Current maturities of long-term debt (Note 5)           160,815         143,626         151,889
                                                    -----------     -----------     -----------

Total current liabilities                             5,799,931       9,447,308       8,556,408
                                                    -----------     -----------     -----------

LONG-TERM DEBT, less current maturities (Note 5)        320,935         180,601          56,751
                                                    -----------     -----------     -----------

OTHER LONG-TERM LIABILITIES (Note 7)                    420,477         322,409         348,071
                                                    -----------     -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' DEFICIT:
Common stock                                             32,283          32,283          32,283
Accumulated deficit                                  (1,639,806)     (1,241,599)     (2,441,009)
Cumulative translation adjustment (Note 2)               63,589         131,340         (52,221)
                                                    -----------     -----------     -----------

Total stockholders' deficit                          (1,543,934)     (1,077,976)     (2,460,947)
                                                    ------------    -----------     -----------

Total liabilities and stockholders' deficit         $ 4,997,409     $ 8,872,342     $ 6,500,283
                                                    ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated statements.

           ROTTGER & OSTERBERG SOFTWARE-TECHNIK GMBH AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995 AND THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996





                                                                                         Nine Months Ended
                                                     Year Ended December 31,               September 30,
                                                 -----------------------------     -----------------------------
                                                     1994             1995            1995              1996
                                                 ------------     ------------     ------------     ------------
                                                                                   (unaudited)
REVENUES:
Software license fees                            $  6,706,972     $ 12,121,502     $  7,029,124     $  5,504,546
Maintenance fees                                    2,968,525        3,710,260        2,738,758        3,473,663
Professional services fees                          2,792,353        2,980,830        2,094,371        2,723,122
Other                                                  93,577          159,660           98,938          139,581
                                                 ------------     ------------     ------------     ------------

Total revenues                                     12,561,427       18,972,252       11,961,191       11,840,912
                                                 ------------     ------------     ------------     ------------


OPERATING EXPENSES:
Cost of software license and maintenance fees         828,873        1,950,741        1,261,516        1,298,605
Cost of professional services fees                  1,986,803        3,603,502        2,522,331        3,018,927
Sales and marketing                                 3,681,982        5,303,680        3,279,612        4,034,906
Research and development                            2,681,610        4,305,011        3,324,946        2,876,683
General and administrative                          4,020,580        2,860,266        2,083,370        2,211,064
                                                 ------------     ------------     ------------     ------------

Total operating expenses                           13,199,848       18,023,200       12,471,775       13,440,185
                                                 ------------     ------------     ------------     ------------


INCOME (LOSS) FROM OPERATIONS                        (638,421)         949,052         (510,584)      (1,599,273)
                                                 ------------     ------------     ------------     ------------


OTHER INCOME (EXPENSE):
Interest income                                         4,091            4,178            2,553           54,934
Interest expense                                     (157,805)        (226,398)        (141,987)        (188,255)
Other income (expense), net                            45,362         (289,287)         172,821          533,184
                                                 ------------     ------------     ------------     ------------

Total other income (expense)                         (108,352)        (511,507)          33,387          399,863
                                                 ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                    (746,773)         437,545         (477,197)      (1,199,410)

Provision for income taxes                                 --          (39,338)              --               --
                                                 ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                $   (746,773)    $    398,207     $   (477,197)    $ (1,199,410)
                                                 ============     ============     ============     ============


 The accompanying notes are an integral part of these consolidated statements.

           ROTTGER & OSTERBERG SOFTWARE-TECHNIK GMBH AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

             FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995 AND THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1996


                                                                Cumulative
                                  Common      Accumulated       Translation
                                  Stock         Deficit         Adjustment         Total
                                 -------      -----------       -----------     ------------
BALANCE, December 31, 1993       $32,283      $  (893,033)      $ (20,897)      $  (881,647)

   Net loss                           --         (746,773)             --          (746,773)
   Translation adjustment             --               --          84,486            84,486
                                 -------      -----------       ---------       -----------

BALANCE, December 31, 1994        32,283       (1,639,806)         63,589        (1,543,934)

   Net income                         --          398,207              --           398,207
   Translation adjustment             --               --          67,751            67,751
                                 -------      -----------       ---------       -----------

BALANCE, December 31, 1995        32,283       (1,241,599)        131,340        (1,077,976)

   Net loss                           --       (1,199,410)             --        (1,199,410)
   Translation adjustment             --               --        (183,561)         (183,561)
                                 -------      -----------       ---------       -----------

BALANCE, September 30, 1996      $32,283      $(2,441,009)      $ (52,221)      $(2,460,947)
                                 =======      ===========       =========       ===========


 The accompanying notes are an integral part of these consolidated statements.

           ROTTGER & OSTERBERG SOFTWARE-TECHNIK GMBH AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995 AND THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996


                                                                  Year Ended                   Nine Months Ended
                                                                  December 31,                   September 30,
                                                           ---------------------------    ---------------------------
                                                               1994            1995           1995           1996
                                                           ------------    -----------    -----------    ------------
                                                                                          (unaudited)
OPERATING ACTIVITIES:
Net income (loss)                                          $  (746,773)    $   398,207     $(477,197)    $(1,199,410)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities-
Depreciation and amortization                                  439,337         570,814       413,271         387,457
Changes in operating assets and liabilities-
(Increase) decrease in accounts receivable                    (699,682)     (3,592,969)     (596,070)      3,374,682
(Increase) decrease in prepaid expenses and
  other assets                                                (225,755)        194,310      (452,269)       (257,839)
Increase (decrease) in accounts payable,
  payables to related parties, accrued
  compensation and other accrued expenses                    1,007,170         839,233      (364,353)       (967,590)
Increase (decrease) in deferred revenue                        187,609         664,632       705,351         642,477
Increase (decrease) in accrued income taxes payable           (112,806)        (55,642)      496,524         (72,874)
Increase in other long-term liabilities                        156,061         (98,068)      (13,995)         25,662
                                                           -----------     -----------     ---------     -----------

Net cash provided by (used in) operating activities              5,161      (1,079,483)     (288,738)      1,932,565
                                                           -----------     -----------     ---------     -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                           (760,755)       (729,300)     (511,305)       (149,518)
Disposals of property and equipment, net                         1,128          (8,400)            0         (18,065)
                                                           -----------     -----------     ---------     -----------

Net cash used in investing activities                         (759,627)       (737,700)     (511,305)       (167,583)
                                                           -----------     -----------     ---------     -----------

FINANCING ACTIVITIES:
Proceeds from net borrowings under lines of credit             889,807         709,484       754,367        (329,734)
Proceeds from  borrowings under short-term and
    long-term debt                                             603,583       1,392,952                            --
Payments on short-term and long-term debt                     (263,370)       (191,996)     (128,740)       (105,417)
                                                           -----------     -----------     ---------     -----------

Net cash provided by (used in) financing activities          1,230,020       1,910,440       625,627        (435,151)
                                                           -----------     -----------     ---------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (311,943)        172,385        97,278        (285,281)
                                                           -----------     -----------     ---------     -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                           163,611         265,642       (77,138)      1,044,550

CASH AND CASH EQUIVALENTS, beginning of period                  95,918         259,529       259,529         525,171
                                                           -----------     -----------     ---------     -----------

CASH AND CASH EQUIVALENTS, end of period                   $   259,529     $   525,171       182,391     $ 1,569,721
                                                           ===========     ===========     =========     ===========



SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                     $   132,007     $   153,009     $ 140,339     $   168,893

Cash paid for income taxes                                 $   217,506     $    60,390     $  33,685     $   249,658


 The accompanying notes are an integral part of these consolidated statements.

           ROTTGER & OSTERBERG SOFTWARE-TECHNIK GMBH AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1994 AND 1995 AND SEPTEMBER 30, 1996



(1)   SUMMARY OF OPERATIONS:

         OPERATIONS

Rottger & Osterberg Software-Technik GmbH (R&O) and its subsidiaries (collectively, the Company) are engaged in developing, marketing and supporting middleware software products and related professional services. The Company conducts its development activities in both Germany and the United States, and conducts sales activities throughout the world.

On December 5, 1996, the shareholders of the Company completed the sale of all of the outstanding stock of the Company to VIASOFT, Inc. for an aggregate purchase price of approximately $28.5 million plus contingent consideration of up to $4.0 million and the assumption of certain debt.

The market for the Company's product and service offering is intensely competitive and is characterized by rapid change in technology and the frequent introduction of new products and services. The future success of the Company will depend significantly on its ability to enhance and protect its proprietary technology and to respond to technological change. There can be no assurances that the Company will be able to respond timely to such technological changes, or compete successfully in its marketplace. The Company's inability to adapt to future change and to compete successfully in its marketplace could have a material adverse effect on the Company's business, results of operations and financial condition.

(2)   SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION

The accompanying Consolidated Financial Statements include the financial statements of R&O and its two wholly owned subsidiaries, R&O Holdings, Inc. and R&O (UK) Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, methodologies used to determine estimates are adequate and consistent with prior periods.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. The carrying amounts of cash, accounts receivable, accounts payable, short-term and long-term debt approximate fair value. The fair value of the Company's long-term debt and short-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainty and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

         CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

         CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of trade accounts receivable. The Company's customer base is primarily Global 5000 and similarly-sized organizations worldwide. The Company does not require collateral upon delivery of its products.

         PRODUCT DEVELOPMENT

Under the criteria set forth in Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. Amounts related to internal software development that could be capitalized under this statement were immaterial.

         FOREIGN CURRENCY TRANSLATION

Financial information relating to R&O and R&O (UK) Limited is reported in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The assets and liabilities of R&O and R&O (UK) Limited have been translated into U.S. dollars at rates of exchange in effect at the respective balance sheet dates. The revenues, costs and expenses have been translated at the average exchange rates for each reporting period. The net foreign currency translation gain (loss) during the years ended December 31, 1994 and 1995 and the nine months ended September 30, 1996, was approximately $84,486, $67,751, and ($183,561), respectively. The gains or losses resulting from the translation of the Company's financial statements have been included as a separate component of stockholders' deficit.

         REVENUE RECOGNITION

Revenue is recognized in accordance with Statement of Position 91-1, Software Revenue Recognition. Accordingly, revenue from software licensing is recognized when delivery of the software has occurred, a signed noncancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue related to insignificant obligations is deferred and recognized as the obligations are fulfilled. The Company recognizes sublicense royalties upon delivery of the software to the end user. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first six months of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contract. Revenue from professional services is generally billed on a time and materials basis. Professional services do not involve significant customization, modification or production of the licensed software. Such professional services fees are recognized as the related services are provided.

         PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets ranging from three to ten years.

         ACCOUNTING PERIOD

In 1994, R&O changed its year-end from October 31, 1994 to December 31, 1994. For comparative purposes, R&O restated the 1994 financial results in order to provide full-year, calendar basis Consolidated Financial Statements.

         RECENTLY ISSUED ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which was required to be adopted by the Company in 1996, did not have a material effect on the Company's financial position or its results of operations upon adoption.

(3)   INCOME TAXES:

Income taxes have been accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

The provision for income taxes consists of the following:

                                                                                         Nine Months
                                                                                             Ended
                                                          Year Ended December 31,        September 30,
                                                      -----------------------------      -------------
                                                          1994              1995              1996
                                                      -----------       -----------      -------------
   Current:
     German                                           $   111,343       $   150,039       $        --
     United States                                         98,000                --                --

   Deferred benefit                                      (769,924)         (166,701)         (316,929)
   Change in valuation allowance                          560,581            56,000           316,929
                                                      -----------       -----------       -----------
   Provision for income taxes                         $        --       $    39,338       $        --
                                                      ===========       ===========       ===========

The components of deferred taxes are as follows:

   Deferred tax assets:
     Accrual-to-cash adjustments, net                 $   594,000       $   470,000       $    64,000
     Tax effect of net operating
       loss carryforwards                                 203,000           271,000           706,000
     Deferred revenue                                     474,416           585,117           848,833
                                                      -----------       -----------       -----------
                 Total deferred tax assets              1,271,416         1,326,117         1,618,833

     Deferred tax liabilities                            (272,001)         (270,702)         (246,489)
                                                      -----------       -----------       -----------
                  Net deferred tax asset                  999,415         1,055,415         1,372,344

   Valuation allowance                                   (999,415)       (1,055,415)       (1,372,344)
                                                      -----------       -----------       -----------
                 Net deferred tax asset               $        --       $        --       $        --
                                                      ===========       ===========       ===========

R&O accounts for German income taxes in accordance with German tax regulations. The applicable income tax rate is approximately 60% and includes trade tax on income, corporation tax, as well as a solidarity surcharge. The tax rate of 60% is based on undistributed earnings. For distributed earnings, the effective tax rate is approximately 45%. The effective tax rates for R&O Holdings, Inc. and R&O (UK) Limited are approximately 40% and 33%, respectively.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As a result of the losses generated in the nine months ended September 30, 1996 and the year ended December 31, 1994, a valuation allowance has been established for the entire net deferred tax asset.

A reconciliation of the German statutory rate to the Company's effective tax rate is as follows:

                                                December 31,
                                              ---------------    June 30,
                                              1994       1995      1996
                                              ----       ----      ----
Statutory federal rate                        (60)%       60 %     (60)%
Foreign taxes                                 (15)%      (64)%      34 %
Change in valuation allowance                  75 %       13 %      26 %
                                               ----       ----      ----
                                               -- %         9%      -- %
                                               ====       ====      ====

The Company has U.S. net operating loss carryforwards totaling $1.8 million at September 30, 1996 which expire through 2011.

(4)   LINES OF CREDIT AND SHORT-TERM DEBT:

The Company has lines of credit with banks totaling approximately $1.7 million at interest ranging from 4.5% to 8.6% per annum. One of the lines of credit expires May 31, 1997, and the others have no fixed expiration dates. Two of the lines of credit are unsecured and the other is guaranteed by the Managing Directors of the Company. The amounts outstanding at December 31, 1994 and 1995 and September 30, 1996 under these lines of credit total $774,894, $1,484,378 and $1,154,644, respectively.

The Company also has short-term borrowings with a bank totaling approximately $3.9 million at interest ranging from 6% to 7.25% per annum. These borrowings are renewable each year and are guaranteed by the Managing Directors of the Company. The amounts outstanding at December 31, 1994 and 1995 and September 30, 1996 under these short-term borrowings total $1,291,322, $2,798,181 and $2,757,022, respectively.

(5)   LONG-TERM DEBT:

Long-term debt at December 31, 1994 and 1995 and September 30, 1996 consists of the following:

                                                          December 31,
                                                     ----------------------   September 30,
                                                       1994         1995          1996
                                                     --------      --------      -------
IBM Deutschland Kreditbank, interest at
10.90%, payable in monthly installments
of $6,392, maturing in August 1997                   $250,387      $177,369      $98,176

Deutsche Bank AG, interest rates ranging from
6.80% to 9.45%, payable in monthly installments
of $4,062, maturing in March 2006                     177,254       104,764       78,357

Lombard North Central Plc, interest at 16.675%,
payable in monthly installments of $340,
maturing in August 1997                                17,007        13,936       10,545

                                                            December 31,
                                                     ------------------------      September 30,
                                                        1994           1995            1996
                                                     ---------       ---------       ---------
Master Finance, interest at 15.729%, payable in
monthly installments of $720, maturing in March
1997                                                    37,102          28,158          21,562
                                                     ---------       ---------       ---------

Total long-term debt                                   481,750         324,227         208,640

Less current maturities                               (160,815)       (143,626)       (151,889)
                                                     ---------       ---------       ---------

Long-term debt, net of current maturities            $ 320,935       $ 180,601       $  56,751
                                                     =========       =========       =========

The long-term debt is secured by computer equipment and automobiles.

The aggregate maturities of long-term debt are as follows:

             Year Ending
             December 31,
             ------------
                1997                            $   151,889
                1998                                 32,125
                1999                                  3,284
                2000                                  3,284
                2001                                  3,284
                Thereafter                           14,774
                                                -----------
                                                $   208,640
                                                ===========

(6)   PAYABLES TO RELATED PARTIES AND OTHER ACCRUED EXPENSES:

Payables to related parties consists of the following:

                                          December 31,
                                    ----------------------   September 30,
                                       1994         1995         1996
                                    --------      --------   -------------
Payables to shareholders            $185,676      $201,172      $    --
Payables to managing directors       153,748        84,415           --
                                    --------      --------      -------

                                    $339,424      $285,587      $    --
                                    ========      ========      =======

Payables to shareholders of the Company bore interest at 5.95%, 6.80%, and 7.25% for the years ended December 31, 1994 and 1995, and for the nine months ended September 30, 1996, respectively, with related interest expense for the years ended December 31, 1994 and 1995, and the nine months ended September 30, 1996, totaling $12,828, $13,989, and $8,188, respectively. These loans were repaid during the nine months ended September 30, 1996.

Payables to Managing Directors consists of bonuses, travel expenses and other out-of-pocket expenses. There is no similar payable outstanding at September 30, 1996.

Other accrued expenses include commissions due to third parties, including Sterling (see Note 8), for commissions due on software license contracts totaling $-0-, $743,830 and $319,408 at December 31, 1994 and 1995 and September 30, 1996, respectively..

(7)   PENSIONS AND OTHER RETIREMENT BENEFITS:

R&O has non-contributory, unfunded defined benefit pension agreements covering its two Managing Directors. The pensions are generally paid from the time the Managing Director retires (at the age of 65) until death. Pension expense totaled $7,585, $7,401 and $6,148 during the years ended December 31, 1994 and 1995 and the nine months ended September 30, 1996, respectively.

On January 1, 1994, R&O Holdings, Inc. adopted a 401(k) Plan (the Plan) which covers substantially all of its employees. The Plan allows employees to defer a percentage of their annual salary. R&O Holdings, Inc. matches 100% of the first 2.5% of employee contributions. Vesting of R&O Holdings, Inc.'s contributions occurs in 20% increments with 100% vesting after 6 years of service. The President of R&O Holdings, Inc. is the trustee of the Plan and pays for all services and expenses. The Company incurred expenses of approximately $30,000, $50,000 and $35,000 in the years ended December 31, 1994 and 1995 and the nine months ended September 30, 1996, respectively, for matching contributions and expenses of the Plan.

(8)   COMMITMENTS AND CONTINGENCIES:

         OPERATING LEASES

The Company leases office facilities, furniture and equipment under operating leases with remaining terms of up to ten years. Future minimum lease payments under non-cancelable operating leases are as follows:

              Year Ending
             December 31,
             ------------
                1997                                 $     777,000
                1998                                       630,000
                1999                                       530,000
                2000                                       497,000
                2001                                       316,000
                Thereafter                               1,199,000
                                                     -------------
                Total minimum lease payments         $   3,949,000
                                                     =============

Rent expense under non-cancelable operating leases was $491,000, $633,000, and $477,000 for the years ended December 31, 1994 and 1995 and for the nine months ended September 30, 1996, respectively.

         LITIGATION

A lawsuit has been filed against R&O Holdings, Inc. whereby a customer is seeking a refund of $195,000 paid pursuant to a license contract. The Company is attempting to negotiate a settlement with this customer. Management has recorded a reserve of $195,000 at September 30, 1996, to cover the Company's estimated exposure under the lawsuit should the outcome be unfavorable.

         AGREEMENTS

On January 1, 1995, the Company entered into a five year agreement with Reischmann Informatik (RI) granting the Company an exclusive license to customers that use the Company's Rochade product, to use, sublicense and distribute RI's products and documentation worldwide. The Company pays RI a commission ranging from 30% to 50% on all sales of RI products. The commission is paid monthly after the Company receives payment from the customer. At December 31, 1994 and 1995 and at September 30, 1996, the payable to RI totaled $310,000, $491,000 and $47,000 respectively. Royalties expense under this agreement totaled $349,000, $634,000 and $365,000 for the years ended December 31, 1994 and 1995 and for the nine months ended September 30, 1996, respectively.

On September 2, 1993, the Company entered into a five-year agreement with Sterling Software Inc. (Sterling), formerly known as KnowledgeWare, Inc. which grants Sterling a worldwide right to market, sublicense, use, export, display and support the Company's "Rochade ADW Package." Under the terms of the agreement, the Company maintains ownership of the product and will provide training to Sterling. Sterling is responsible for providing customer maintenance, however, the Company will provide customer support for severe problems. Sterling will pay royalties ranging from 22.5% to 50% of current list prices to the Company for the sale of software products and royalties up to 100% of annual maintenance fees sold. This agreement was amended in February 1995 to include all software programs in the Company's Rochade product group, including those products not owned by the Company, but which the Company has the right to license to end users and to which the Company has the right to grant to Sterling a sublicense. This amendment also changed the royalty percentages as follows:
50% of current list price on the sale of the Company products; 40% of current list price on the sale of the Company products by a reseller; 80% of current list price on the sale of Third Party Products, as defined; and 64% to 80% of annual maintenance fees sold. At December 31, 1994 and 1995 and the nine month period ended September 30, 1996, the receivable from Sterling totaled $444,000, $866,000 and $291,000 respectively. Total royalty income earned under this agreement totaled $1,307,000, $2,555,000 and $767,000 for the years ended December 31, 1994 and 1995 and for the nine months ended September 30, 1996, respectively.

Pursuant to the terms of a certain sales contract, the Company owes Sterling commissions totaling $250,000 at December 31, 1995 and September 30, 1996. This liability is included in other accrued expenses in the accompanying balance sheet.

The Company has entered into a number of marketing agreements whereby a third party markets the Company's products in exchange for a fee. These agreements typically range for one year with annual renewal options.

(9)   SIGNIFICANT CUSTOMERS

The Company derives a significant portion of its total revenue from relatively few customers. The percentage of total net revenue of customers to whom sales exceed 10% of total consolidated net revenue were as follows:

                                                                Nine Months
                                Year Ended December 31,            Ended
                                -----------------------        September 30,
                                1994              1995             1996
                                ----              ----         -------------
   Customer #1                   - %              13.3%            5.5%
   Customer #2                   - %              10.1%             - %

Because of the nature of the Company's business operations, the Company anticipates that customers that represent more than 10% of total consolidated net revenue will vary from period to period depending on the placement of orders by a particular customer or customers in any given period.

(10)  FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION:

Sales and marketing activities related to software license fees, maintenance fees and professional services fees are conducted in Europe, the United Kingdom and North America. Revenue and income before provision for income taxes for each of the periods ended December 31, 1994 and 1995 and for the nine months ended September 30, 1996, and identifiable assets at December 31, 1994 and 1995 and at September 30, 1996 are as follows:


                                                                                       For the
                                                                                     Nine Months
                                                    Year Ended December 31,             Ended
                                                ------------------------------       September 30,
                                                    1994              1995               1996
                                                -----------       ------------       ------------
Revenue:
  Europe                                        $ 7,617,270       $ 13,098,719       $  6,344,783
  North America                                   4,628,002          5,102,384          4,683,360
  United Kingdom                                    316,155            771,149            812,769
                                                -----------       ------------       ------------
               Total revenue                    $12,561,427       $ 18,972,252       $ 11,840,912
                                                ===========       ============       ============
Income (Loss) Before Income Taxes:
  Europe                                        $   (54,413)      $  1,719,353       $ (1,424,597)
  North America                                    (532,936)        (1,194,916)            86,335
  United Kingdom                                   (159,424)           (86,892)           138,852
                                                -----------       ------------       ------------
               Income (loss) before income
                 taxes                          $  (746,773)      $    437,545       $ (1,199,410)
                                                ===========       ============       ============

                                        December 31,
                               --------------------------     September 30,
                                  1994            1995            1996
                               ----------      ----------      ----------
Identifiable Assets:
Europe                         $3,513,448      $6,131,732      $2,988,124
North America                   1,103,042       2,278,715       2,880,398
United Kingdom                    380,919         461,895         631,761
                               ----------      ----------      ----------
             Total assets      $4,997,409      $8,872,342      $6,500,283
                               ==========      ==========      ==========

Revenue generated by German operations from sales to unaffiliated foreign customers was 23%, 29% and 17% of total revenues in the years ended December 31, 1994 and 1995 and for the nine months ended September 30, 1996, respectively.

                        PRO FORMA COMBINED FINANCIAL DATA

     The following pro forma financial data of the Company presents the Company's unaudited pro forma combined statements of operations for the fiscal year ended June 30, 1996, and the six months ended December 31, 1996.

     On December 5, 1996, the Company acquired all of the capital stock of R&O. The Company paid $10.8 million in cash and issued approximately 425,000 shares of restricted Common Stock valued at $12.8 million to the selling stockholders of R&O. Additional consideration of $2.0 million is payable on February 28, 1997. The Company has also committed to pay additional cash consideration of $2.0 million (or, at each former R&O stockholder's election, additional shares of Common Stock with an equivalent market value) if certain financial performance criteria are met for the period from January 1, 1997 through June 30, 1997. The Company also assumed liabilities of approximately $9.4 million and recorded other direct costs of approximately $3.8 million related to the acquisition. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. See "Note 2 to Consolidated Financial Statements," and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operation -- Acquisition of R&O." The unaudited pro forma combined statements of operations for the fiscal year ended June 30, 1996 and the six months ended December 31, 1996 give effect to the R&O acquisition as if it had been consummated as of the beginning of such respective period.

                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         YEAR ENDED JUNE 30, 1996                           SIX MONTHS ENDED DECEMBER 31, 1996
                              -------------------------------------------------   ------------------------------------------------
                                           Business    Pro Forma     Pro Forma                  Business     Pro Forma   Pro Forma
                              Historical   Acquired   Adjustments    Combined      Historical   Acquired     Adjustments  Combined
                              ----------  ----------- -----------    ---------   -------------  -----------  -----------  --------
                                                             (In thousands, except per share amounts)
STATEMENT OF OPERATIONS
     DATA:
Revenues:
  Software license fees .....  $ 17,824     $11,318     $     -        $29,142      $13,095       $2,435     $    -        $15,530
  Maintenance fees...........    14,305       4,262           -         18,567        8,900        2,147          -         11,047
  Professional services fees     11,307       3,448           -         14,755       11,675        1,249          -         12,924
  Other......................       121         169           -            290           89          122          -            211
                               --------     -------     -------        -------      -------       ------     ------        -------
      Total revenues.........    43,557      19,197           -         62,754       33,759        5,953          -         39,712
                               --------     -------     -------        -------      -------       ------     ------        -------
Operating expenses:
  Cost of software license
    and maintenance fees ....     2,788       1,787         400  (1)     4,975        1,577          959        167  (1)     2,703
  Cost of professional
    services fees ...........     8,025       4,214        (221) (2)    12,018        8,470        1,374       (161) (2)(3)  9,683
  Sales and marketing .......    18,137       6,022        (721) (2)(4) 23,438       12,320        2,243       (361) (2)(4) 14,202
  Research and development ..     4,237       4,077        (257) (2)(4)  8,057        2,852 (5)    1,511       (254) (2)(3)  4,109
                                                                                                                     (4)
  General and administrative      3,567       2,598        (495) (1)(2)  5,670        2,620        1,311       (501) (1)(2)  3,430
                                                                 (4)                                                 (3)(4)
                               --------     -------     -------        -------      -------       ------     ------        -------
      Total operating expenses   36,754      18,698      (1,294)        54,158       27,839        7,398     (1,110)        34,127
                               --------     -------     -------        -------      -------       ------     ------        -------
Income (loss) from
    operations...............     6,803         499       1,294          8,596        5,920       (1,445)     1,110          5,585
                               --------     -------     -------        -------      -------       ------     ------        -------
 Total other income
    (expense)................     1,257        (308)        227  (6)     1,176          670         (144)       138  (6)       664
                               --------     -------     -------        -------      -------       ------     ------        -------
Income (loss) before income
    taxes....................     8,060         191        1,521         9,772        6,590       (1,589)     1,248          6,249
Provision for income taxes ..     1,843           -          394 (7)     2,237        2,260            -       (121) (7)     2,139
                               --------     -------     -------        -------      -------       ------     ------        -------
Net income (loss)............  $  6,217         191     $  1,127       $ 7,535      $ 4,330      ($1,589)    $1,369        $ 4,110
                               ========     =======     ========       =======      =======      =======     ======        =======
Earnings per common
    and common share
    equivalent ..............  $   0.36                                $  0.42      $  0.24                                $  0.23
                               ========                                =======      =======                                =======
Weighted average number of
    common and common
    share equivalents
    outstanding .............    17,391                      425 (8)    17,816       17,831                     365  (8)    18,196

                               ========                 ========       =======      =======                  ======        =======

           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

(1) To adjust amortization expense to reflect amortization of the cost in excess of the fair value of net assets acquired over a 5 year period and for amortization of other identifiable intangible assets over the appropriate periods.
(2) To adjust payroll and employee benefits for the savings related to the reduction of duplicate or redundant positions identified by the Company as part of the acquisition.
(3) To adjust other operating expenses to reflect the reduction in expense associated with expenditures which would not have been incurred had the acquisition of R&O occurred at the beginning of the respective periods.
(4) To reflect a reduction in expenses related to excess office space that would not have been incurred by the Company had the acquisition occurred at the beginning of the periods presented.
(5) Excludes a charge of approximately $27.0 million for the write-off of the purchased in-process research and development.
(6) To adjust interest expense to reflect the payoff of R&O debt assumed in the acquisition, as of the beginning of the periods presented.

(7) To adjust income taxes to reflect the tax effect of the adjustments described above.
(8) To adjust weighted average number of common and common share equivalents outstanding as if the Common Stock issued in connection with the acquisition of R&O had been outstanding since the beginning of the periods presented.

         The foregoing unaudited pro forma combined financial data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" appearing elsewhere herein.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            VIASOFT, INC.



Date: February 7, 1997                      By  /s/ Steven D. Whiteman
                                                --------------------------------
                                                Steven D. Whiteman
                                                President


Date: February 7, 1997                      By  /s/ Mark R. Schonau
                                                --------------------------------
                                                Mark R. Schonau
                                                Chief Financial Officer