Form 10-Q
period 1997-03-31
VIASOFT INC /DE/
filed 1997-05-15
CIK 935418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q
                              ---------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 1997 OR


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 1997, there were 17,665,160 outstanding shares of Common Stock, par value $.001 per share, of VIASOFT, Inc.

                         VIASOFT, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

            Balance Sheets as of March 31, 1997
            and June 30, 1996                                                 3

            Statements of Operations for the three
            and nine months ended March 31, 1997 and 1996                     4

            Statements of Cash Flows for the nine
            months ended March 31, 1997 and 1996                              5

            Notes to Financial Statements                                     6

  Item 2.   Management's Discussion and Analysis of
            Consolidated Financial Condition and
            Results of Operations                                             8

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                13

  Item 6.   Exhibits and Reports on Form 8-K                                 13

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                             MARCH 31,        JUNE 30,
                                                                               1997             1996
                                                                             --------         --------
                                                                            (unaudited)
                                               ASSETS
Current assets:
     Cash and cash equivalents                                               $  7,442         $  5,009
     Investments, at amortized cost                                             6,643           23,795
     Accounts receivable (less allowance for doubtful accounts
          of $418 and $279, respectively)                                      21,296           13,335
     Prepaid expenses and other                                                 1,666            1,130
                                                                             --------         --------
          Total current assets                                                 37,047           43,269

Furniture and equipment:
     Computer equipment                                                         4,364            2,692
     Office furniture and equipment                                             2,762            1,905
     Capitalized leased equipment                                                 285              264
                                                                             --------         --------
          Total furniture and equipment                                         7,411            4,861
     Less:  Accumulated depreciation                                           (3,588)          (2,895)
                                                                             --------         --------
          Furniture and equipment, net                                          3,823            1,966
                                                                             --------         --------

Other assets:
     Investments, at amortized cost                                             8,354               --
     Intangible assets, net (Note 2)                                            4,908               --
     Other assets                                                               3,869            1,356
                                                                             --------         --------
          Total other assets                                                   17,131            1,356
                                                                             --------         --------
          Total assets                                                       $ 58,001         $ 46,591
                                                                             ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $  1,276         $  1,456
     Accrued compensation                                                       2,749            1,491
     Accrued income taxes payable                                               3,189            1,824
     Other accrued expenses                                                     7,284            3,100
     Deferred revenue                                                          19,304            9,985
     Current maturities of obligations under capital leases                        --               25
                                                                             --------         --------
          Total current liabilities                                            33,802           17,881
                                                                             --------         --------
Deferred revenue, recognized after one year                                       265              298
Obligations under capital leases, less current maturities                          --               18
Other long term liabilities                                                       212              135
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares authorized,
          no shares issued or outstanding                                          --               --
     Common stock, $.001 par value, 24,000,000 shares authorized,
           17,458,181 and 16,718,556 shares issued and outstanding at
          March 31, 1997 and June 30, 1996, respectively                           17               17
     Capital in excess of par value                                            42,727           27,771
     Common stock subscriptions receivable                                        (55)             (59)
     Accumulated deficit                                                      (18,971)             506
     Cumulative translation adjustment                                              4               24
                                                                             --------         --------
          Total stockholders' equity                                           23,722           28,259
                                                                             --------         --------
          Total liabilities and stockholders' equity                         $ 58,001         $ 46,591
                                                                             ========         ========


  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                   (unaudited)


                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          MARCH 31,                         MARCH 31,
                                                  -------------------------         -------------------------
                                                    1997             1996             1997             1996
                                                  --------         --------         --------         --------
Revenue:
        Software license fees                     $ 11,380         $  3,977         $ 24,475         $ 12,253
        Maintenance fees                             5,716            3,608           14,616           10,487
        Professional services fees                   6,765            2,748           18,440            6,223
        Other                                           40               28              129               95
                                                  --------         --------         --------         --------
             Total revenues                         23,901           10,361           57,660           29,058
                                                  --------         --------         --------         --------

Operating expenses:
        Cost of software license and
             maintenance fees                        1,221              683            2,798            2,139
        Cost of professional services fees           5,009            1,833           13,479            4,812
        Sales and marketing                          8,626            4,271           20,946           12,136
        Research and development                     2,210            1,030            5,062            3,075
        Write-off of purchased in-process
             research and development                   --               --           26,958               --
        General and administrative                   1,862            1,174            4,482            2,699
                                                  --------         --------         --------         --------
             Total operating expenses               18,928            8,991           73,725           24,861
                                                  --------         --------         --------         --------

Income (loss) from operations                        4,973            1,370          (16,065)           4,197
                                                  --------         --------         --------         --------

Other income (expense):
        Interest income                                249              378              979            1,005
        Interest expense                                 9               (4)             (44)              (9)
        Other income (expense), net                   (422)             (42)            (429)             (45)
                                                  --------         --------         --------         --------
             Total other income (expense)             (164)             332              506              951
                                                  --------         --------         --------         --------

Income (loss) before income taxes                    4,809            1,702          (15,559)           5,148
        Provision for income taxes                   1,661              432            3,921            1,297
                                                  --------         --------         --------         --------
Net income (loss)                                 $  3,148         $  1,270         $(19,480)        $  3,851
                                                  ========         ========         ========         ========

Earnings (loss) per common and
        common share equivalent                   $   0.17         $   0.07         $  (1.14)        $   0.22
                                                  ========         ========         ========         ========
Weighted average number of common
        and common share equivalents
        outstanding                                 18,337           17,278           17,149           17,220
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

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      --------------------------
                                                                                         1997             1996
                                                                                       --------         --------
OPERATING ACTIVITIES:
Net income (loss)                                                                      $(19,480)        $  3,851
                                                                                       --------         --------
Adjustments to reconcile net income (loss) to net cash
      provided by operating activities -
      Write off in-process research and development (Note 2)                             26,958               --
      Depreciation and amortization                                                       1,183              506
      Loss on disposal of fixed assets                                                       94                7
      Compensation expense related to stock plans                                            --              202
Changes in operating assets and liabilities, net of effect of business acquired
      (Note 2)
      Increase in accounts receivable                                                    (3,289)          (1,386)
      (Increase) decrease in prepaid expenses and other                                    (242)              97
      Increase in accrued income taxes payable                                            2,564              609
      Increase (decrease) in accounts payable and other accrued expenses                 (4,434)           1,056
      Increase in accrued compensation                                                    1,258              221
      Increase in deposits and other                                                     (2,528)             (62)
      Increase in deferred revenue                                                        7,118              818
                                                                                       --------         --------
          Total adjustments                                                              28,682            2,068
                                                                                       --------         --------
              Net cash provided by operating activities                                   9,202            5,919
                                                                                       --------         --------

INVESTING ACTIVITIES:
      Capital expenditures                                                               (1,935)            (676)
      Cash paid for business acquired, net of cash acquired (Note 2)                    (10,225)              --
      Purchase of investments                                                           (22,292)         (34,219)
      Investment maturities                                                              30,923           25,675
                                                                                       --------         --------
              Net cash used in investing activities                                      (3,529)          (9,220)
                                                                                       --------         --------

FINANCING ACTIVITIES:
      Payments of short term debt (Note 2)                                               (4,099)              --
      Principal payments under equipment lease obligations                                  (43)             (80)
      Proceeds from issuance of common stock                                                952              616
      Purchase of treasury stock                                                             --              (28)
      Payments received on common stock subscriptions receivable                              5              199
                                                                                       --------         --------
              Net cash provided by (used in) financing activities                        (3,185)             707
                                                                                       --------         --------

Effect of exchange rate changes on cash                                                     (55)              (9)
                                                                                       --------         --------
Net increase (decrease) in cash and cash equivalents                                      2,433           (2,603)
Cash and cash equivalents, beginning period                                               5,009            7,680
                                                                                       --------         --------
Cash and cash equivalents, end of period                                               $  7,442         $  5,077
                                                                                       ========         ========

Supplemental cash flow information:
      Interest paid                                                                    $      3         $      9
      Income taxes paid                                                                   1,342              383
      Income tax benefit related to stock plans                                           1,199               --

 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The Consolidated Financial Statements include the accounts of VIASOFT, Inc. and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month or nine month periods ended March 31, 1997 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

   Cash and Cash Equivalents and Investments

   The Company's policy is to invest cash in excess of operating requirements in income-producing investments. Temporary cash investments are all highly liquid investments with maturities of three months or less when purchased and are considered to be cash equivalents for statement of cash flows purposes. Investments in commercial paper, banker's acceptances, government-backed securities, and US Treasury bills, all of which are stated at amortized cost and approximate fair market value, are classified as "held-to-maturity" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Certain securities were sold prior to maturity in conjunction with the acquisition of Rottger & Osterberg Software-Technik GmbH ("R&O") (see discussion below) but were still considered as "held-to-maturity" securities in accordance with SFAS No. 115.

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

   Recently Issued Accounting Standards

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which supersedes Accounting Principal Board Opinion 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The new statement modifies the calculations of primary and fully diluted EPS and replaces them with basic and diluted EPS. The following table sets forth the proforma effect on net income per common share for the three and nine months ended March 31, 1997 and 1996, respectively, assuming the Company had adopted SFAS No. 128 on July 1, 1995:

                         Three Months Ended   Nine Months Ended
                               March 31             March 31
                            1997      1996       1997      1996
                           ------    ------     ------    -----
          Basic              .18       .08      (1.14)      .24
          Diluted            .17       .07      (1.14)      .22


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

     Cash                                                          $10,800
     Common stock                                                   12,805
     Assumption of liabilities and acquisition costs                13,200
     Contingent consideration                                        2,000
                                                                   -------
          Total                                                    $38,805
                                                                   =======

   The Company issued 425,112 unregistered shares of its Common Stock pursuant to Regulation S in connection with this transaction, subject to certain restrictions imposed under the stock purchase agreement and applicable securities laws. Additional consideration of $2.0 million was paid to the former stockholders of R&O in February 1997 for meeting certain performance criteria. The Company has also committed to pay additional cash consideration of $2.0 million (or, at each former R&O stockholder's election, additional shares of Common Stock with an equivalent market value) if certain financial performance criteria are met for the period from January 1, 1997 through June 30, 1997. Any contingent consideration earned was and/or will be reflected as an adjustment to cost in excess of net assets acquired when earned.

   The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos. 16 and 17 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $27.0 million of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended December 31, 1996. At that time, in order to bring the in-process software products to commercial availability the Company estimated that it would need to spend an additional $2.6 million on product integration and performance improvements. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations." The Company allocated the aggregate cost of the acquisition as follows (in thousands):

           Accounts receivable                               $ 4,672
           Other assets                                        1,956
           In-process research and development                26,958
           Purchased research and development                  2,000
           Other intangible assets                             3,219
                                                             -------
                                                             $38,805
                                                             =======

   Other intangible assets consist of customer list ($900,000), assembled workforce ($800,000) and cost in excess of net assets acquired ($1,519,000). The customer list, assembled workforce and cost in excess of net assets acquired are being amortized on a straight-line basis over eight, seven and five year periods, respectively.

   The following unaudited pro forma combined condensed statements of operations for the nine months ended March 31, 1997 and 1996 give effect to the R&O acquisition as if it had been consummated as of the beginning of each respective period:

                                        NINE MONTHS ENDED     NINE MONTHS ENDED
                                          MARCH 31, 1997       MARCH 31, 1996
                                          --------------       --------------
                                                  (IN THOUSANDS)
        Total revenues                     $63,613               $33,066
        Income before income taxes          11,392                 4,034
        Net income                           7,473                 3,034
        Earnings per share                 $  0.41               $  0.17

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion contains forward looking statements that involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements regarding future trends or events and the Company's plans or expectations. The Company's actual results could differ materially from those discussed herein. See "Special Note on Forward Looking Statements," below.

OVERVIEW

   The Company derives its revenues primarily from software license fees, software maintenance fees and professional services fees. The Company's software is licensed and professional services are provided primarily to Global 5000 companies and similarly sized business and governmental organizations worldwide. The Company's products and services are marketed through its United States sales force, both domestically and in Canada and Latin America, and through foreign subsidiaries and independent distributors in other international markets.

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


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

   Revenues. Total revenues were $23,901,000 for the three months ended March 31, 1997, an increase of approximately 131% from $10,361,000 for the three months ended March 31, 1996. Software license fees were $11,380,000 for the three months ended March 31, 1997, an increase of approximately 186% from $3,977,000 for the three months ended March 31, 1996. Software license revenues increased both domestically and internationally in the third quarter of fiscal 1997 compared to the same period in fiscal 1996. Domestic license fees continued to increase as a result of the demand for the Company's tools to assist in addressing the year 2000 century date conversion problem and to a lesser extent, for our customer's on-going maintenance on and enhancement of their existing systems. The increase in international software license fees was attributable primarily to a 161% improvement in license fees from the Company's direct operations, excluding R&O, over the same period in the prior year, due primarily to sales of the Company's year 2000 solutions in the

United Kingdom and continued growth in the German market. In addition, license fees increased approximately $1,790,000 during the quarter due to the acquisition of R&O. Maintenance fees were $5,716,000 for the third quarter of fiscal 1997, an increase of 58% from $3,608,000 for the same period in fiscal 1996. The increase was a result of the R&O acquisition which contributed $1,265,000 in maintenance revenue, as well as new software licenses, and, to a lesser extent, customer system upgrades and increases in the fees charged for annual maintenance. Professional services fees were $6,765,000 for the third quarter of fiscal 1997, an increase of 146% from $2,748,000 for the same period in fiscal 1996. The Company continued to expand its professional services business to meet increasing demand for its solution offerings, principally VIASOFT's Enterprise 2000(SM), and to a lesser extent the addition of R&O, which contributed $482,000 in service fees for the quarter. VIASOFT's Enterprise 2000 solution offerings comprised 72% of the Company's professional services revenues in the third quarter of fiscal 1997.

   Cost of Revenues. Cost of software license and maintenance fees, which includes royalties, cost of customer support and product packaging and documentation, was $1,221,000 in the third quarter of fiscal 1997, an increase of 79% from $683,000 in the same quarter of fiscal 1996. The increase was primarily due to additional expenses of $546,000 related to R&O personnel and costs. Without the R&O costs, these expenses would have decreased to $675,000 for the quarter. Gross margins on software license and maintenance fees improved to 93% for the third quarter of fiscal 1997 from 91% for the same period in fiscal 1996. The margin improvement is primarily due to an increased percentage of software sales and economies of scale in the customer support area.

   Cost of professional services fees consists principally of personnel costs, third party subcontracting fees and other costs related to the professional services business. The cost of professional services fees was $5,009,000 for the three months ended March 31, 1997, an increase of approximately 173% from $1,833,000 for the three months ended March 31, 1996. Expenses incurred for R&O professional services were $700,000. Excluding these R&O expenses, professional services expenses increased by 135%. This increase in expenses is a result of additional personnel hired and their related costs as well as third-party costs to deliver the Company's solutions in response to increased customer demand, both domestically and internationally. The gross margin on professional services fees, excluding R&O declined to 31% in the third quarter of fiscal 1997 compared to 33% for the same period in fiscal 1996. This margin decline is primarily a result of VIASOFT's Operation 2000 projects, which are lower margin services, making up a higher percentage of the third quarter professional services revenue in fiscal 1997 compared to fiscal 1996. Overall, the Company expects a decrease in professional services margins as it continues to integrate the R&O professional services organization with its own operations.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $8,626,000 in the third quarter of fiscal 1997, an increase of approximately 102% from $4,271,000 in the same period of fiscal 1996. The addition of R&O accounted for $1,432,000 of this increase. Without the R&O expense, the percentage increase in sales and marketing expenses was 68%. The increase is attributable primarily to an increase in personnel and associated costs including additional salaries, bonuses and travel costs, as well as general salary increases, increased commissions as a result of revenue growth, and increased marketing costs. Sales and marketing expenses as a percentage of total revenues declined to 36% in the third quarter of fiscal 1997, compared to 41% in the third quarter of fiscal 1996, due primarily to the increase in revenues.

   Research and Development. Research and development expenditures consist primarily of personnel costs of the research and development staff, third party development costs, and the facilities, computing, benefits and other administrative costs allocated to the research and development staff. The Company continues to invest resources in updating its existing and acquired products through enhancements and new releases, developing new products, and adding to its product offerings through acquisition of new products and computer language functionality. Total expenditures for research and development were $2,210,000 for the three months ended March 31, 1997, an increase of 115% from $1,030,000 for the three months ended March 31, 1996. Research and development expense for the third quarter, excluding R&O's research and development costs of $445,000, increased 71%. The increase in expenses is a result of general salary increases, additional personnel, and third party development costs. As a percentage of revenue, research and development costs decreased to 9% for the third quarter of fiscal 1997 compared to 10% for the same quarter in fiscal 1996, primarily due to the increase in revenues. The Company anticipates that it will continue to expand its research and development efforts in the future.

   General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, legal services, corporate information systems and other administrative functions of the Company. General and administrative expenses were $1,862,000 in the third quarter of fiscal 1997, representing an increase of 59% compared to $1,174,000 in the same period of fiscal 1996. Excluding R&O administrative costs of $666,000 for the third quarter of fiscal 1997 and a one time charge of $350,000 for the same period in fiscal 1996 related to the change in the Chief Financial Officer position, this increase was 45%. This increase was primarily due to additional legal fees and administrative personnel and their related costs, general salary increases, and additional bonuses. As a percentage of total revenues, general and administrative expenses decreased to 8% for the third quarter of fiscal 1997 from 11% for the third quarter of fiscal 1996, primarily due to increased revenues.

   Other Income (Expense). Interest income in the third quarter of fiscal 1997 was $249,000, compared to $378,000 in the third quarter of fiscal 1996. This decrease was due primarily to a decrease in average funds available for short term investment as a result of cash paid in the R&O acquisition. Other expense for the quarter was $422,000 compared to $42,000 in fiscal 1996. This was primarily a result of exchange losses on transactions with the Company's subsidiaries in Germany and the United Kingdom, which are valued in their local currencies, as well as certain transactions with its Italian distributor which are valued in lira. During the quarter, the dollar posted strong gains against most European currencies.

   Provision for Income Taxes. The provision for income taxes was $1,661,000 and $432,000 in the third quarter of fiscal 1997 and 1996, respectively. The Company's effective tax rate was 34.5% in the third quarter of fiscal 1997, compared to 25% in the third quarter of fiscal 1996. The Company's effective tax rate was affected by the availability of net operating loss carryforwards, which were fully utilized in fiscal 1996, and certain tax credit carryforwards, which were mostly utilized in fiscal 1996.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

   Revenues. Total revenues were $57,660,000 for the nine months ended March 31, 1997, an increase of approximately 98% from $29,058,000 for the nine months ended March 31, 1996. Software license fees were $24,475,000 for the nine months ended March 31, 1997, an increase of approximately 100% from $12,253,000 for the nine months ended March 31, 1996. Software license fees increased both domestically and internationally. Domestic license fees continued to increase as a result of the demand for the Company's tools to assist in addressing the year 2000 century date change problem. The increase in international software license fees was attributable primarily to a 239% improvement in license fees from the Company's direct operations over the same period in the prior year, due primarily to sales of the Company's year 2000 solutions in the United Kingdom and growth of the German operations. In addition, license fees increased due to the acquisition of R&O, which contributed license fees of $2,946,000. Maintenance fees were $14,616,000 for the first nine months of fiscal 1997, an increase of 39% from $10,487,000 for the same period in fiscal 1996. The increase was due in part to the R&O acquisition, which contributed $1,784,000 in maintenance revenue, with the remainder attributable to new software licenses, customer system upgrades and increases in the fees charged for annual maintenance. Professional services fees were $18,440,000 for the first nine months of fiscal 1997, an increase of 196% from $6,223,000 for the same period in fiscal 1996 as the Company continued to expand its professional services business to continue to meet the increasing demand for its solution offerings, principally VIASOFT's Enterprise 2000(SM), and to a lesser extent the addition of R&O, which contributed $950,000 in professional services fees during the period. VIASOFT's Enterprise 2000(SM) solution offerings comprised 78% of the Company's professional services revenues in the first nine months of fiscal 1997.

   Cost of Revenues. Cost of software license and maintenance fees was $2,798,000 for the nine months ended March 31, 1997, an increase of 31% from $2,139,000 during the nine months ended March 31, 1996. The increase was primarily due to additional R&O expenses of $866,000. Without the R&O costs, these expenses would have decreased to $1,932,000. Gross margins on software license and maintenance fees improved to 93% for the first nine months of fiscal 1997 from 91% for the same period in fiscal 1996. The expense reduction is primarily due to lower royalty expense to outside vendors on VIASOFT's products in fiscal 1997 compared to fiscal 1996.

   The cost of professional services fees was $13,479,000 for the nine months ended March 31, 1997, an increase of approximately 180% from $4,812,000 for the nine months ended March 31, 1996. The increase in expenses is a result of additional personnel hired and their related costs as well as third-party costs to deliver the Company's solutions in response to increased customer demand, both domestically and internationally, and to a lesser extent, additional expenses incurred by

R&O of $1,117,000. The gross margin on professional services fees, excluding R&O, improved to 29% during the first nine months of fiscal 1997 compared to 23% for the same period in fiscal 1996. This margin improvement reflects the Company's continued focus on improving the management and delivery of its solution offerings, as well as the increase in professional services fee revenue. Overall, the Company expects a decrease in professional services margins as it continues to integrate the R&O professional services organization with its own operations.

   Sales and Marketing. Sales and marketing expenses were $20,946,000 in the first nine months of fiscal 1997, an increase of approximately 73% from $12,136,000 in the same period of fiscal 1996. Of this increase, R&O expenses accounted for $2,117,000. Excluding these expenses sales and marketing expenses increased 55%. This increase is attributable primarily to an increase in personnel and the associated costs including, higher salaries, travel and bonuses, as well as general salary increases, increased commissions as a result of revenue growth, increased marketing costs, and an increase in bad debt expense due to the absolute dollar increase in accounts receivable. Sales and marketing expenses as a percentage of total revenues declined to 36% in the first nine months of fiscal 1997, compared to 42% in the first nine months of fiscal 1996, due primarily to the increase in revenues.

   Research and Development. Total expenditures for research and development were $5,062,000 for the nine months ended March 31, 1997, excluding an approximate $27.0 million charge for purchased in-process research and development in connection with the R&O acquisition, an increase of 65% from $3,075,000 for the nine months ended March 31, 1996. The increase in expenses includes costs associated with R&O's research and development of $828,000. Excluding cost related to R&O, research and development costs increased 38% as a result of general salary increases, the addition of personnel and increased expenses for external service bureau computing costs. As a percentage of total revenues, research and development costs were 9% for the nine months ended March 31, 1997 (excluding the purchased in-process research and development charge discussed above), compared to 11% for the same period in fiscal 1996, due primarily to the increase in revenue.

   General and Administrative. General and administrative expenses were $4,482,000 in the nine months ended March 31, 1997, representing an increase of 66% compared to $2,699,000 in the nine months ended March 31, 1996. The increase included $954,000 in general and administrative expenses related to R&O. Excluding those expenses and the one time charge of $350,000 incurred in the third quarter of fiscal 1996 related to the change in the CFO position, general and administrative expenses increased 50%. This increase is a result of additional legal fees and administrative personnel and their related costs, general salary increases, increased external consulting costs and additional bonuses. As a percentage of total revenues, general and administrative expenses were 8% for the first nine months of fiscal 1997 compared to 9% for the same period in fiscal 1996, due primarily to the increase in revenues.

   Other Income (Expense). Interest income in the nine months ended March 31, 1997 was $979,000, compared to $1,005,000 in the nine months ended March 31, 1996. This decrease was due primarily to the decrease in funds available for short term investment as a result of the R&O acquisition. Other expense for the nine months ended March 31, 1997 increased to $429,000 as compared to $45,000 for the same period in fiscal 1996 primarily due to exchange losses on transactions during the third quarter with the Company's subsidiaries in Germany and the United Kingdom, which are valued in their local currencies, as well as certain transactions with its Italian distributor which are valued in lira.

   Provision for Income Taxes. The provision for income taxes was $3,921,000 and $1,297,000 for the nine months ended March 1997 and 1996, respectively. The Company's effective tax rate was 34% in the first nine months of fiscal 1997, excluding the effect of the non-deductible purchased in-process research and development charge, compared to 25% in the first nine months of fiscal 1996. The Company's effective tax rate was affected by the availability of net operating loss carryforwards, which were fully utilized in fiscal 1996, and certain tax credit carryforwards, which were mostly utilized in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1997 the Company had cash, cash equivalents and investments of $22,439,000, representing a decrease of $6,365,000 from the total of $28,804,000 at June 30, 1996. This decrease was a result of $10.8 million in cash payments for the cost of the R&O acquisition as well as payments of R&O debt of approximately $4.1 million offset by cash generated from operations. For the nine months ended March 31, 1997, the Company generated cash from operations of $9,202,000.

Net cash generated was composed primarily of net income excluding non-cash charges for the write-off of the purchased in-process research and development, depreciation and amortization, a net increase in working capital and loss on disposal of fixed assets.

   The Company's investing activities for the first nine months of fiscal 1997 used cash of $3,529,000 as a result of purchases of investments and the cash used for the purchase of R&O, net of the cash acquired, and the purchase of furniture, fixtures and equipment exceeding the sales or maturities of investments. The Company believes that its current investments will be held to maturity.

   The Company's financing activities for the first nine months of fiscal 1997 used cash of $3,185,000. The cash was used for payment of R&O debt acquired, offset in part by cash provided from the issuance of common stock upon the exercise of options.

   In January 1996, the Company entered into an agreement with a third party to provide subcontracting services in support of the Company's professional services engagements. The agreement sets forth minimum payment commitments of $1,640,000 for the period January 1, 1996 through March 31, 1997 and $464,000 for the period January 1, 1997 through March 31, 1997. The Company made monthly payments over the term of the agreement, based upon the number of billable days worked by the subcontracted consultants at an agreed upon daily rate. The agreement was amended in March 1997 to allow the Company to pay the remaining commitment of $345,600 as of February 28, 1997 in three equal installments through May 31, 1997.

   Anticipated capital expenditures for the remainder of the fiscal year are approximately $1.0 million, including anticipated capital expenditures relating to the Company's integration of R&O and continued purchases of equipment to support internal growth. The expenditures are anticipated primarily for investment in new communication and computer systems as well as additional computer hardware and software and for furniture, fixtures and equipment.

   The Company agreed to make certain contingent payments in connection with the R&O acquisition if certain financial performance criteria were met. The first of these criteria was met in January 1997. Payment of $2.0 million was made in February of 1997. A second and last payment of $2.0 million, if earned, is payable in August 1997 in cash or, at each of the former R&O stockholders' election, additional shares of Common Stock with an equivalent market value.

   The Company believes that its existing cash and investment balances, together with cash generated from operations, will continue to be sufficient to meet the capital and liquidity needs of the Company's operations for the foreseeable future.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

   Except for historical information contained herein, this Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward looking statements be subject to the safe harbors created thereby. Such forward looking statements involve risks and uncertainties and include, but are not limited to statements regarding future events and the Company's plans and expectations. The Company's actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to the Company's dependence on the year 2000 century date conversion market and dependence on its ESW primary product line; the Company's ability to integrate and enhance the technology and business recently acquired from R&O; fluctuations in revenues and operating results due to seasonality, the budgeting and purchasing practices of its customers, the length of the Company's sales cycle, sales commission practices and seasonality; the lack of any backlog; risks associated with international operations including longer payment cycles and exchange rate fluctuations; the Company's ability to manage rapid change in its business and industry; the Company's ability to manage the growth of its professional business services business; the Company's ability to enhance existing products and develop or acquire new products and technology to keep pace with technological developments and evolving industry standards and to respond to changes in customer needs; the Company's ability to identify, complete, manage and integrate acquisitions of businesses, products and technologies; charges, costs and uncertainties related to acquisitions; intense competition in the Company's markets, increasingly intense competition in the year 2000 century date conversion market and the ability of the Company to distinguish itself from its competitors; the performance of the Company's distributors and members of its Solution/Technology Provider programs; the Company's dependence on key management and technical personnel; and increasing competition to attract skilled personnel, particularly in the year 2000 market; potential product or service liability claims and general economic and business conditions, as well as factors discussed elsewhere in this Form 10-Q and the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying its forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainties inherent in the forward looking statements made by the Company. The inclusion of such forward looking information herein or in other Company statements should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

     NUMBER   DESCRIPTION

     11 Computation of Earnings Per Share for the three and nine month periods ended March 31, 1997 and 1996.

     27       Financial Data Schedule

   (b) REPORTS ON FORM 8-K

          The Company filed a Form 8-K/A on February 14, 1997 to file the financial statements and pro forma financial information required by the Company's Form 8-K filing on December 5, 1996, reporting the acquisition of R&O.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VIASOFT, INC.


Date: May 14, 1997                  By  /s/ Steven D. Whiteman
                                        ----------------------------------------
                                        Steven D. Whiteman, President

Date: May 14, 1997                  By  /s/ Mark R. Schonau
                                        ----------------------------------------
                                        Mark R. Schonau, Chief Financial Officer