Form 10-K
period 1997-06-30
VIASOFT INC /DE/
filed 1997-09-29
CIK 935418

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                            ------------------------

(MARK ONE)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934
                       FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                          OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                          TO

                         COMMISSION FILE NUMBER 0-25472

                                 VIASOFT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, $0.001 par value per share
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At August 29, 1997, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $942,950,000 based upon the closing sale price of the common stock on such date, as reported on The Nasdaq Stock Market.

     At August 29, 1997, the number of shares of common stock outstanding was 17,798,170.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.
================================================================================

                                 VIASOFT, INC.

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I
  Item 1.    Business..................................................................       1
  Item 2.    Properties................................................................      19
  Item 3.    Legal Proceedings.........................................................      20
  Item 4.    Submission of Matters to a Vote of Security Holders.......................      20
             Executive Officers of the Registrant......................................      20
PART II
  Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters..      21
  Item 6.    Selected Consolidated Financial Data......................................      22
  Item 7.    Management's Discussion and Analysis of Consolidated Financial Condition        25
               and Results of Operations...............................................
  Item 8.    Consolidated Financial Statements and Supplementary Data..................      34
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial       55
               Disclosures.............................................................
PART III
  Item 10.   Directors and Executive Officers of the Registrant........................      55
  Item 11.   Executive Compensation....................................................      55
  Item 12.   Security Ownership of Certain Beneficial Owners and Management............      55
  Item 13.   Certain Relationships and Related Transactions............................      55
PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........      56
SIGNATURES.............................................................................

     VIASOFT(R), Analytical Engine(TM), Application Knowledge Repository(TM), Existing Systems Workbench(R), ESW(R), VIA/Insight(R), Visual Recap(TM), VIA/SmartEdit(R), VIA/SmartTest(R), VIA/Renaissance(TM), VIA/SmartDoc(R), VIA/Alliance(R), VIA/SmartAccess(R), VIASOFT's Insourcing(TM), US2000(TM), VIASOFT's Enterprise 2000(TM), VIASOFT's Estimate 2000(TM), VIASOFT's FastPath 2000(SM), VIASOFT's Impact 2000(SM), VIASOFT's Operation 2000(SM), VIASOFT's Plan 2000(SM), Bridge 2000(TM), ESW/PC(TM), VIASOFT's Legacy Transitions(SM) and Rochade(TM) are trademarks and service marks of the Company. This Prospectus also includes trade names, trademarks and references to intellectual property owned by other companies. Fortune 1000 is a trademark of Time, Inc.

                                     PART I

ITEM 1.  BUSINESS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-K or incorporated herein by reference. See "Special Note on Forward-Looking Statements."

GENERAL

     VIASOFT, Inc. ("VIASOFT" or the "Company") provides enterprise application management solutions that help large organizations worldwide understand, manage and evolve the large-scale software applications that support their fundamental business processes. These business solutions are provided through a highly integrated suite of software products and specialized professional consulting services. The Company's products and services are designed to reduce substantially the cost of maintaining and redeveloping existing mainframe applications, improve the quality and maintainability of these applications and assist in implementing specialized or complex redevelopment initiatives, such as the year 2000 century date conversion.

     The Company's principal business solutions are based on VIASOFT's proprietary technology, the Existing Systems Workbench, an integrated suite of software development tools. ESW, which is also the Company's primary software product line, supports the IBM MVS operating system and includes products that are available individually or as a complete suite. VIASOFT's business solutions, which combine the Company's products and professional services offerings, include (i) VIASOFT's Enterprise 2000, including its FastPath 2000 solution and Bridge 2000 product, for addressing the year 2000 problem, (ii) VIASOFT's Insourcing for reducing the costs and improving the productivity of managing enterprise applications and (iii) VIASOFT's Legacy Transitions for reusing and evolving enterprise applications for the implementation of distributed computing environments and packaged software applications. As part of the Company's strategy to broaden its enterprise application management solutions, the Company acquired R&O in December 1996 and is in the process of integrating R&O's repository technology into VIASOFT's solutions offerings.

     VIASOFT was founded in 1983 under the name Software Renovation Technology as a California corporation. In 1986, the Company changed its name to VIASOFT, Inc. and reincorporated in Delaware. The Company's executive offices are located at 3033 North 44th Street, Phoenix, Arizona 85018, and its telephone number is
(602) 952-0050.

INDUSTRY BACKGROUND

     Worldwide, large business and governmental organizations rely on large-scale computer applications to help manage their businesses. These applications, many of which are mission-critical, contain the core knowledge and processes that support the major operations of these organizations. Examples of such applications include insurance claims processing systems, on-line banking systems, manufacturing systems and utility and telephone billing systems.

     Mission-critical applications are primarily run on large, mainframe computers using programs written in COBOL and a variety of other mainframe programming languages. According to industry estimates, there are over 13,000 IBM and IBM-compatible MVS mainframe sites worldwide.

Organizations that rely on mainframe systems must continuously modify, maintain and redevelop existing software applications to address changing information requirements resulting from the ongoing evolution of business practices. The cost of these efforts is enormous.

     In addition to ongoing maintenance and redevelopment requirements, organizations periodically have a need to implement specialized, complex application redevelopment initiatives to accommodate changed circumstances or business requirements. In recent years, many large businesses and governmental organizations have begun to address the year 2000 century date conversion problem, which is a large-scale redevelopment requirement. Many existing software applications employ date representations limited to the last two digits of the year. For example, the year 1997 is typically stored as "97." These two-digit representations create problems for existing systems that perform calculations using dates after 1999. For example, "00" may be interpreted as "1900," rather than "2000." These existing applications must be modified to implement date representations that identify the correct century.

     Large organizations are also seeking to leverage investments in existing systems by integrating their mainframe systems with distributed computing environments. The Company believes that this integration will continue to be gradual, especially as it relates to mission-critical applications, because mainframes have the demonstrated capability to run complex applications with speed, security and reliability. Organizations have made large investments in mainframe systems and the personnel to maintain and redevelop these systems, and much of the core business knowledge of large organizations is already embedded in existing mainframe applications. As a result, the Company expects many large organizations will continue to pursue a strategy to retain many key mission-critical applications on the mainframe, migrate all or part of other existing applications to distributed computing environments and pursue new application development in both mainframe and distributed computing environments. In addition, the Company believes that organizations will seek to reuse existing mainframe applications in distributed computing environments to leverage long-standing existing systems investments.

     Industry estimates suggest that many large organizations dedicate between 40% and 60% of their application development resources to maintenance and redevelopment of existing applications. The use of such a large proportion of organizations' resources in maintenance and redevelopment limits the resources available for other tasks, such as developing new applications and addressing specialized initiatives. Consequently, many large organizations are seeking to improve the maintenance and redevelopment process in order to reduce costs and improve productivity and return on their information systems investment. This has resulted in an increasing demand for automated software tools. In addition, many organizations are also seeking to improve maintenance and redevelopment methodologies and train personnel to take full advantage of available technology.

     The limited functionality of many existing processes and tools, together with the inability of some organizations to fully utilize available technology, has created increasing demand for integrated software development tools and professional services to help organizations fully utilize available technology and improve their own maintenance and redevelopment processes. In addition, the growing awareness of the size and complexity of the year 2000 problem has created demand for technology and professional services that provide integrated solutions. The Company believes that many organizations will be unable to address their year 2000 conversion requirements in a timely manner using internal resources alone and that demand for integrated solutions from outside professionals, such as those provided by VIASOFT, will continue to grow.

COMPANY STRATEGY

     VIASOFT's objective is to enhance its position as a leading provider of enterprise application management solutions for large organizations worldwide. To achieve its business objective, the Company is pursuing the following strategies:

  PROVIDE INTEGRATED BUSINESS SOLUTIONS

     VIASOFT markets its products and professional services together to provide comprehensive business solutions for its customers. The Company believes that the integration of its products with its services offerings is an effective strategy for addressing the complex maintenance and redevelopment requirements of large organizations. This strategy is also designed to create long-term relationships with the Company's installed base of customers, through which VIASOFT strives to develop subsequent opportunities to market new products and services.

  CAPITALIZE ON THE YEAR 2000 OPPORTUNITY

     The Company intends to continue to expand its product and service offerings to meet the year 2000 century date conversion requirements of its customers. For example, in June 1997 VIASOFT released its Bridge 2000 date bridging product to enable organizations to change applications to accommodate the century date change without making simultaneous changes to data files. The Company also plans to increase its utilization of third-party strategic relationships with professional services, consulting and other organizations to expand the distribution of its year 2000 solutions and respond to anticipated demand. Further, VIASOFT intends to leverage the customer relationships and knowledge of customer application systems developed through its year 2000 services solutions to market other products and services to assist in maintenance and redevelopment of those systems.

  ENHANCE TECHNOLOGY LEADERSHIP

     The Company believes that it is the technology leader in its markets. The Company intends to continue to expand the functionality of its products by internally developing new products and enhancements that build on both its core technology and its experience with maintenance and redevelopment processes. The Company plans to pursue additional opportunities for acquisitions of, or investments in, businesses, products and technology that complement its existing product line or allow expansion into new product and service areas, such as the acquisition of R&O. Management believes that opportunities exist to capitalize on the Company's development expertise to enhance and integrate acquired businesses, products and technologies into the Company's product and service solutions.

  ENHANCE AND INTEGRATE ROCHADE TECHNOLOGY

     VIASOFT's strategy is to develop and enhance the Rochade repository technology for integration with VIASOFT's ESW product line and professional services solutions. The Company believes that the Rochade repository technology will provide significant additional benefits to customers as part of a suite of integrated products and solutions, compared to repositories offered as stand-alone products. VIASOFT believes that this open, enterprise-wide repository will create a working model of its customers' information assets, providing a foundation on which to develop and market new integrated products and solutions. The R&O acquisition also presents an opportunity for VIASOFT to market the enhanced Rochade product line to VIASOFT's existing customer base and to market VIASOFT's products and services to R&O's customer base.

  EXPAND EXISTING WORLDWIDE SALES AND DISTRIBUTION CHANNELS

     The Company intends to target new and existing customers, both domestically and internationally, by expanding its direct sales organization and through increased relationships with distributors and other third parties. The Company has established its Solution/Technology Provider program pursuant to which approximately 30 professional organizations are authorized to use VIASOFT technology and/or methodology in engagements with their customers.

VIASOFT PRODUCTS

     VIASOFT offers a range of products that enable organizations to understand, manage and evolve their existing mission-critical enterprise applications. The Company's primary product line is the Existing Systems Workbench, which to date has accounted for substantially all of the Company's software license revenue.

  THE EXISTING SYSTEMS WORKBENCH

     ESW is an integrated suite of software tools built around the Company's core technology, the Analytical Engine and the Application Knowledge Repository. ESW products are available as a complete suite or as individual products that address each phase of the existing applications maintenance and redevelopment life-cycle.

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

     The Analytical Engine and Application Knowledge Repository support an integrated suite of products with a common look and feel that enables management of multi-task projects without interruption and eliminates the need to switch between different vendors' products for separate tasks. The Analytical Engine and Application Knowledge Repository technology were designed to promote integration and extensibility. The Company believes these features enable it to develop new ESW capabilities, features and technologies more efficiently and effectively than competitors with non-integrated product lines. The Company plans to continue to build on the core ESW technology to address customers' existing applications requirements as they evolve.

     Each component product of ESW is described briefly below:

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

     VISUAL/RECAP: PORTFOLIO ANALYSIS AND REPORTING. Visual/Recap is the decision support component of ESW. Visual/Recap allows information systems managers to measure and gauge objectively the quality, complexity and business value of applications and programs by providing industry-accepted measurements and standards, including automation of the counting of function points.

     VIA/INSIGHT: PROGRAM UNDERSTANDING. VIA/Insight automates the process of analyzing and understanding complex COBOL logic. VIA/Insight is designed to enable users to automate routine maintenance tasks and allow programmers to assess the impact of changes, estimate the time changes will take and determine the level of difficulty involved in making proposed changes.

     VIA/SMARTEDIT: CODE CHANGE. VIA/SmartEdit is designed to provide automated, COBOL-intelligent change facilities and automatic syntax checking in the MVS operating system's editing environment. VIA/SmartEdit automatically identifies program components directly and indirectly related to a proposed program change.

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

     VIA/SMARTDOC: PROGRAM DOCUMENTATION. VIA/SmartDoc is designed to synthesize comprehensive program information directly from the source code and organize it into convenient reports, graphical charts and listings. VIA/SmartDoc provides advanced source listings, program structure charts, enhanced data cross-reference reports, control flow and data flow information and a variety of industry-accepted software metrics concerning complexity, architecture and software quality.

     VIA/RENAISSANCE: PROGRAM RE-ENGINEERING. VIA/Renaissance is designed to isolate and extract specific business functions from a program such as reports, calculations, computational variables, input/output definitions and transactions and generate compilable, executable programs or modules. The results provided by VIA/Renaissance assist in reuse of existing COBOL code, enabling customers to build libraries of reusable and shared code for new development, modularization or redevelopment projects. In addition, re-engineered programs or modules can be transferred to different platforms as part of a system conversion or client/server implementation.

  ROCHADE

     Through the Company's December 1996 acquisition of R&O, VIASOFT acquired R&O's Rochade technology and product line. Rochade is based on an open, enterprise-wide repository software technology that is designed to help businesses better capture, manage, monitor, disseminate, reuse and change their information technology for both mainframe computers and distributed computing environments. Rochade provides a unified, open method for viewing and sharing information about systems, tools, techniques and processes across platforms that is easily accessible to a broad range of users, allowing users to search, query and report on business data as they need it.

     The Company believes that an enterprise-wide repository is necessary to fully manage cross-application dependencies, plan and execute large-scale conversion projects, and extend information models to accommodate new application components, languages, and execution environments. The Company believes that its acquisition of Rochade will enhance the Company's repository technology by permitting the storage of greater volumes of information at the enterprise level. Rochade is designed to allow more efficient access to, and understanding and management of, customers' applications and data utilizing a variety of computer languages, operating systems and non-VIASOFT products.

     VIASOFT is enhancing the Rochade repository technology for integration with VIASOFT's product line and professional services solutions. The Company believes that the Rochade repository technology will provide significant additional benefits to customers as part of a suite of integrated products and solutions, compared to repositories offered as standalone products. VIASOFT also believes Rochade will permit greater flexibility to create repository information models to accommodate data warehousing, process management, project tracking and similar initiatives. In addition, Rochade, an open enterprise-wide repository, will provide an additional foundation in the Company's strategy to develop and market new integrated products and solutions.

  BRIDGE 2000

     The Company introduced its new date bridging product, Bridge 2000, in June 1997. Bridge 2000 is designed to help reduce the time, complexity and cost of modifying large, interrelated applications for the year 2000 date change by enabling customers to convert the source code of programs without being required to simultaneously expand date fields in their databases. Bridge 2000 automatically translates two-digit date formats in customer data files to the four-digit formats required by programs that have been converted for year 2000 compliance.

     Bridge 2000 uses dynamic bridging technology that automatically expands data during the execution of a program. Date fields are expanded using century windowing techniques, through which Bridge 2000 adds a customer-defined century designation to each two-digit date field, based on its value. For example, a window could direct that years 00 to 60 in the date field be interpreted as 2000 to 2060, while the years 61 to 99 would be interpreted as 1961 to 1999.

     The Company believes the primary benefits of Bridge 2000 for customers are:
(i) the ability to plan and implement the year 2000 date conversion effort one program at a time; (ii) the ability to postpone data file conversion until after year 2000, if necessary, resulting in significant time savings that can be used to convert mission-critical applications prior to the year 2000 deadline; (iii) protection from the exchange and transfer of non-compliant data from outside sources, such as trading partners and customers; and (iv) the ability to access historical and archival data beyond the year 2000 without conversion of the data files. In addition, Bridge 2000 is designed to minimize secondary maintenance problems presented by competing alternative technologies, because program source code modified to use Bridge 2000 requires no subsequent changes once data files have been converted.

     Bridge 2000 is available individually and as an additional component of the Company's broader ESW and year 2000 product lines. The Company is also using Bridge 2000 in its Enterprise 2000 services offering, particularly with the introduction of FastPath 2000. See "VIASOFT Services -- VIASOFT's Enterprise 2000." In addition, Bridge 2000 can be utilized in connection with the products and services of other vendors. The Company plans to market Bridge 2000 to its existing installed customer base and to new customers in the year 2000 market.

  VIASOFT'S ESTIMATE 2000

     VIASOFT's Estimate 2000 is a separately available software product and a component of VIASOFT's Enterprise 2000 solution. Estimate 2000 is a tool for analyzing and assessing the size of the programming effort required for year 2000 date conversions. Estimate 2000 is designed to evaluate year 2000 conversion projects in the IBM MVS COBOL, Assembler and PL/I mainframe environments, and also to provide comprehensive reports for both management and technical levels. Estimate 2000 is also capable of analyzing the impact of programming projects unrelated to the year 2000 market that require location of specified numerical or other fields.

  PRODUCT DEVELOPMENT

     The Company continues to acquire, develop and enhance technology for its existing product lines. For example, VIASOFT entered into licensing arrangements with several vendors to provide additional language support for its ESW products and Estimate 2000. The Company is in the process of developing and enhancing the licensed technology to provide ESW functionality for customer applications utilizing PL/I, Assembler, Natural and a variety of COBOL dialects. The Company is conducting beta tests and currently expects to begin introduction of this additional language capability in its ESW product line in the first half of fiscal 1998. See "Factors That May Affect Future Results -- Risks Associated with Products Currently Under Development."

     The Company recently acquired the rights to distribute a package of testing software programs, which it plans to market under the name "VIA/AutoTest." VIA/AutoTest is designed to provide an enterprise-wide, automated testing solution, including application regression testing capabilities. VIA/AutoTest enables customers to plan, manage and execute the test cases that determine proper application functioning. The Company believes testing will play a key role in successful year 2000 conversion projects and is enhancing its offering of testing products and methodologies to meet year 2000 needs, as well as to provide strategic value beyond the year 2000 market. The Company currently expects to release VIA/AutoTest in the first half of fiscal 1998.

VIASOFT SERVICES

     The Company's specialized professional services provide processes, technology and expertise to address the complex, large-scale maintenance and redevelopment requirements of large organizations. VIASOFT's service offerings have grown significantly, representing 14%, 26% and 28% of total revenues in the fiscal years ended June 30, 1995, 1996 and 1997, respectively.

  VIASOFT'S ENTERPRISE 2000

     VIASOFT's Enterprise 2000 is designed to help customers address the year 2000 century date conversion requirements for existing applications through a combination of professional services, the Company's ESW technology, its new Bridge 2000 product, other Company technology and methodologies and third-party resources. VIASOFT's Enterprise 2000 accounted for 15%, 74% and 72% of total professional services revenue during the fiscal years ended June 30, 1995, 1996 and 1997, respectively.

     When organizations first began to consider the year 2000 problem, customers were most interested in surveying the impact of the problem on their own applications. In response, VIASOFT developed a three-phase process designed to address customers' year 2000 conversion needs at the enterprise level. Through VIASOFT's Impact 2000, VIASOFT determines the scope, size and level of effort needed to implement the year 2000 changes. In VIASOFT's Plan 2000, the Company identifies the project goals, prepares a detailed work plan and executes a pilot project. Through VIASOFT's Operation 2000, VIASOFT manages the implementation and testing of the required changes.

     Recently, customers have begun to seek strategies to convert mission-critical applications as rapidly as possible, without the delays associated with enterprise-wide impact and planning approaches. In addition, as time passes, certain year 2000 conversion strategies, such as field expansion, may not be feasible on a timely basis for all applications. Customers are also seeking ways to leverage conversion resources, as available personnel have decreased and the costs have increased. VIASOFT has responded to these customer needs and industry changes by enhancing its year 2000 solutions to provide an additional enablement methodology for its customers called FastPath 2000. FastPath 2000 is designed to provide the primary components of a successful year 2000 conversion on an application level, rather than on an enterprise-wide level. These include inventory of components, conversion planning, and change coding and testing. Utilizing FastPath 2000, customers can begin their year 2000 conversion by addressing their most critical applications, one at a time. Through FastPath 2000, VIASOFT also provides the training to enable customers to perform the planning and conversion tasks using internal resources. VIASOFT also has integrated Bridge 2000 into its FastPath 2000 solution to offer dynamic bridging as another near-term conversion strategy. See "VIASOFT
Products -- Bridge 2000."

  VIASOFT'S INSOURCING

     To assist organizations that desire to increase productivity in their maintenance and redevelopment activities while avoiding the loss of control over their systems associated with outsourcing, the Company has developed a solution known as VIASOFT's Insourcing. VIASOFT's Insourcing combines VIASOFT's ESW technology with onsite professional services to enable customers to successfully implement enhanced, repeatable processes for maintenance and redevelopment of existing applications. The Company believes that the combination of its expertise, technology and professional services can free significant existing customer programming resources for redeployment by increasing productivity and reducing the costs, time and effort required to maintain existing applications.

  VIASOFT'S LEGACY TRANSITIONS

     Many organizations have implemented a transition from exclusive reliance on mainframe computers to the use of the mainframe together with distributed computing environments for certain applications. VIASOFT has developed services and technology designed to enable organizations to reuse existing mainframe applications in new computing architectures, including distributed computing environments, and to integrate existing mainframe applications with these architectures. The Company believes that use of its technology and services should improve customers' ability to leverage their existing mainframe applications by increasing flexibility to integrate mission-critical applications with new architectures and systems, or by migrating and reusing existing mainframe code in these new environments.

CUSTOMER SUPPORT AND TRAINING

     The Company offers maintenance for each of its products, entitling the customer to receive technical support and advice, including problem resolution services, installation assistance, error corrections and any product enhancements released during the maintenance period. Under the Company's standard license agreement for mainframe products, maintenance is provided without charge for the first year, is renewable on an annual basis, and is generally priced at a percentage of the then current list price. In the fiscal years ended June 30, 1995, 1996 and 1997, maintenance fees represented approximately 39%, 33% and 25%, respectively, of the Company's total revenues. Maintenance and support services are provided primarily by telephone from VIASOFT's Phoenix, Arizona, headquarters and R&O's Westford, Massachusetts and German locations, as well as certain offices of the Company's international subsidiaries and distributors.

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

SALES, MARKETING AND DISTRIBUTION

     VIASOFT markets its products and services principally to Fortune 1000 and similarly sized business and governmental organizations worldwide. The Company's marketing efforts are implemented through its domestic and international direct sales organizations, through a number of foreign independent distributors, located in Europe, the Far East, South Africa, and Latin America, and through strategic relationships with third parties as part of its Solution/Technology Provider program.

  DIRECT SALES

     The Company sells and supports its products and services in North and South America from its Phoenix, Arizona, headquarters and 11 primary field offices in the United States. As of June 30, 1997, the Company had 55 salespersons worldwide, including 36 located at the Company's headquarters and the United States field offices. These offices cover the territories of Canada, the United States, Mexico, Central America and all of South America, with the exception of Brazil, where the Company utilizes a distributor. Internationally, the Company sells directly to customers in the following territories: Australia, Austria, Belgium, Germany, Luxembourg, the Netherlands, New Zealand, Switzerland and the United Kingdom.

  INTERNATIONAL DISTRIBUTORS

     VIASOFT markets its products to international customers both directly and through independent distributors. Distributors are authorized by VIASOFT to license the Company's software products to end-users. In addition to its subsidiary offices, the Company markets Rochade and/or the ESW product line internationally in 37 countries through 16 independent distributors. To date, the Company has not offered significant professional services through its distributors, although in both fiscal 1996 and 1997 some distributors became Solution/Technology Providers.

  SOLUTION/TECHNOLOGY PROVIDERS

     The Company utilizes third-party relationships to broaden the distribution of its products and services in certain markets. During fiscal 1996, the Company established a program which provides for non-exclusive relationships with professional services and consulting organizations, computer and software integration companies and hardware and software vendors ("Solution/Technology Providers") who are authorized to use VIASOFT technology and/or methodology, principally VIASOFT's Enterprise 2000, in connection with services they perform for their customers. Generally, the Solution/Technology Providers pay an initial license fee for the transfer and use of VIASOFT's service solutions and training in VIASOFT products and solutions. In addition, customers of certain Solution/Technology Providers that have not previously licensed the Company's products pay lease fees or license fees for the use of VIASOFT products in each engagement with a Solution/ Technology Provider. These relationships are intended to augment VIASOFT's own distribution channels to expand the reach of its business solutions and obtain new customers for VIASOFT products. VIASOFT continues to invest resources in training and supporting these providers. The Company currently has Solution/Technology Provider relationships with approximately 30 companies and intends to continue to devote resources to expand this distribution channel.

  FEDERAL GOVERNMENT MARKETING INITIATIVE

     In February 1997, the Company announced a new marketing initiative focused on the federal government. To assist agencies of the federal government in their year 2000 projects, VIASOFT is offering US2000, a solution comprising ESW and certain process management and year 2000 methodologies. Licenses of this solution, together with maintenance services, are offered to agencies of the federal government in one-year, renewable contracts at a significantly reduced license fee. US2000 has not generated significant revenues to date and there can be no assurance as to the timing or magnitude of any revenue that may be generated.

COMPETITION

  PRODUCTS

     The market for the Company's software products is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. Most of the Company's competitors and many potential competitors have substantially greater financial, marketing and technology resources than the Company. Major competitors for software product license sales include Computer Associates International, Inc.; Compuware Corporation; Intersolv, Inc.; Micro Focus Group Public Limited Company; and Platinum Technology, Inc. The Company believes that the principal factors affecting competition in its product markets include compatibility with customers' platforms and languages, product functionality, quality of support, product performance and reliability, ability to respond to changing customer needs, ease of use and price.

  CONSULTING SERVICES

     The market for the type of professional services provided by the Company is also highly competitive. Major competitors of the Company's services business are primarily the consulting organizations of the Big Six accounting firms. Other competitors of the Company's services business include Data Dimensions, Inc., Electronic Data Systems Corporation, and IBM's Integrated Systems Solutions Corp. Other system integrators and application outsourcers also compete to perform professional services competitive to VIASOFT's Insourcing and VIASOFT's Legacy Transitions solutions. These companies position themselves as long-term business partners, able to lower an organization's staff and maintenance costs and improve control of information systems functions with well-established work practices. Many smaller local or regional organizations also compete in the services market, which is fragmented and characterized by low barriers to entry. The Company's principal competitors and many potential competitors have significantly greater financial, marketing, recruiting and technological resources than the Company. The principal competitive factors affecting the market for the Company's professional services include responsiveness to customer needs, availability and productivity of personnel, the ability to demonstrate achievement of results, depth of technical skills, price and reputation.

  THE YEAR 2000 MARKET

     With the growth of the year 2000 market, significant competition has emerged and is expected to increase in the next few years. The consulting services segment of the market is characterized by low barriers to entry. The principal competitive factors affecting this market include functionality, performance and reliability of technology and methodology, availability and productivity of personnel, the ability to demonstrate achievement of results, depth of experience in year 2000 projects, price and reputation. There are generally three categories of competitors for VIASOFT in the year 2000 market, each focusing on a different market segment.

  SOFTWARE VENDORS. Software vendors provide tools targeted for the year 2000 market. Many of these products focus on a particular phase of a year 2000 project, such as inventory and assessment, scanning, parsing, conversion, testing and documentation. Competitive factors include the tool's compatibility with customers' platforms and languages, the vendor's ability to deliver training and ongoing support during the customers' implementation of the tools, and the value of the tool to an organization beyond the year 2000. Primary competitors in this category include Computer Associates International, Inc.; Intersolv, Inc.; Micro Focus Group Public Limited Company; and Platinum Technology, Inc. through its affiliation with ADPAC Corp. In addition, several companies have announced the availability of certain "change factory" products, designed to automate conversion of software code, which may become a competitive factor in the future.

  CONSULTING ORGANIZATIONS. Competitors in this category range from large, generalized consulting firms to small- to medium-sized consulting firms that have become highly focused on the year 2000 problem. These companies provide supplemental personnel and contract programming resources to customers and some have licensed tools from software vendors to enhance their offering. These companies are often selected by customers based on the skills, experience and process that each firm uses. Competitors in this category include Andersen Consulting LLP, CIBER, Inc.; Computer Horizons, Corp.; Computer Task Group, Inc.; Data Dimensions, Inc., Ernst & Young LLP; and Keane, Inc.

  SYSTEMS INTEGRATORS AND APPLICATION OUTSOURCERS. Large systems integrators and outsourcing firms have also entered the year 2000 market. These are companies that may already have relationships with customers and are able to include year 2000 conversion services with the maintenance and data processing services they already provide. They provide a customer with an alternative to managing the year 2000 conversion project themselves by outsourcing the whole project to an organization with an established relationship and a working knowledge of the customer's systems. Some integrators/outsourcers offer licensed tools from software vendors. Competitors in this category include CapGemini; Computer Sciences Corp.; Electronic Data Systems Corporation; IBM's Integrated Systems Solutions Corp. and most Big Six accounting firms.

RESEARCH AND DEVELOPMENT

     Historically, VIASOFT's development of new products has been accomplished primarily with in-house development personnel and resources. As of June 30, 1997, the Company had 124 employees engaged in product development. Of the Company's research and development personnel, 86 were software developers with the balance divided between customer support, documentation, and quality assurance. Substantially all of these employees are located at either the Company's Phoenix, Arizona, headquarters or the R&O research and development facilities in Germany. In addition to developing new products, the Company continually updates its existing products through enhancements and new releases. The Company also continues to develop new products and technologies to facilitate its service solutions.

     Beginning in fiscal 1996 and continuing in the current year, VIASOFT has expanded its strategy to acquire and/or license new products and technologies to complement, expand and enhance its existing products and services. The Company expects to increase its reliance on this strategy and plans to continue to devote research and development resources to the enhancement and integration of acquired and licensed technologies. See "VIASOFT Products -- Bridge 2000" and "-- Product Development."

     During the fiscal years ended June 30, 1996 and 1997, research and development expenditures were $4,237,000 and $7,893,000, respectively, excluding a one-time charge of approximately $26.9 million in the second quarter of fiscal 1997 related to the purchase of in-process technology from R&O. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

INTELLECTUAL PROPERTY

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

     In 1996, Company acquired the date bridging technology incorporated in its new Bridge 2000 product, together with a pending patent application. The Company is continuing to prosecute the patent application. However, there can be no assurance that a patent will issue as a result of such application, nor as to the extent of the protection, if any, such patent might afford.

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

     While the Company has no knowledge that it is infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products. Any such assertion by a third party could require the Company to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service. See "Factors that May Affect Future Results -- Importance of Proprietary Rights."

EMPLOYEES

     The Company had 447 full-time employees as of June 30, 1997, including 172 in sales and marketing, 124 in research, development and support, 98 in professional services and 53 in corporate operations and administration. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the computer software industry, particularly for talented software developers, service consultants and sales and marketing personnel. Management anticipates that as the year 2000 approaches, it will become more and more difficult to recruit and retain experienced programmers and consultants, as industry sources generally estimate that there will not be a sufficient number of such persons to fill the demand created by the year 2000 problem. None of the Company's employees is represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  DEPENDENCE ON YEAR 2000 MARKET

     The growth in the Company's professional services fees in fiscal 1996 and 1997 resulted primarily from increased demand for VIASOFT's Enterprise 2000 services as awareness of the year 2000 century date conversion problem has grown. In the fiscal years ended June 30, 1996 and 1997, VIASOFT's Enterprise 2000 services represented 74% and 72%, respectively, of the Company's professional services revenue. In addition, this demand has also accounted for a significant portion of software license revenue for the same periods as customers have acquired the Company's software products to help address their year 2000 concerns. The Company has experienced this growth in both the domestic and international markets. Should the demand for the Company's year 2000 solutions and products decline significantly as a result of new technologies, competition or any other factors, the Company's professional services fees and license revenues would be materially and adversely affected. The Company anticipates that demand in the year 2000 market will decline, perhaps rapidly, following the year 2000. It is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 services solutions to market other products and services beyond the year 2000 market. However, there can be no assurance that this strategy will be successful, and should the Company be unable to market other products and services as demand in the year 2000 market declines, whether as a result of competition, technological change or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

  VOLATILITY OF COMMON STOCK PRICE

     The Company's stock price has been highly volatile since its initial public offering. The Company believes that factors such as awareness of the year 2000 problem, quarterly fluctuations in results of operations, announcements of new products and acquisitions by the Company or by its competitors, change in revenue or earnings estimates by securities analysts, developments in litigation affecting the Company, changes in accounting principles or their application and other factors may cause the market price of the Company's stock to continue to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results. Due to market and securities analysts' expectations of continued growth and the higher price/earnings ratio at which the Company's stock may trade, any shortfall in meeting such expectations may have a rapid and significant adverse effect on the trading price of the Company's stock. These fluctuations, as well as general economic, market and other conditions may adversely affect the market price of the Company's stock in the future. Fluctuations in the market price of the Company's stock may in turn adversely affect the Company's ability to complete any targeted acquisitions, its access to capital and financing and its ability to attract and retain qualified personnel. See "Market for the Registrant's Common Stock and Related Stockholder Matters."

  PRODUCT CONCENTRATION; DEPENDENCE ON MAINFRAME SYSTEMS

     Most of the Company's software license fee revenues and maintenance fee revenues are derived from products in the Company's primary product line, the Existing Systems Workbench. In addition, a substantial portion of the Company's professional services fee revenues is derived from customers that also license ESW products. If license sales, maintenance renewals or pricing levels of ESW products were to decline materially, whether as a result of technological change, competition or any other factors, the Company's business, results of operations and financial condition would be materially and adversely affected. The Company's principal software products and services are designed for users of IBM and IBM-compatible mainframe computers utilizing IBM's MVS/XA or MVS/ESA operating systems. Future revenues from sales of products and services and recurring maintenance revenues are therefore dependent on continued use of such mainframe computers and related operating system software. In addition, because VIASOFT products require the use of IBM's MVS operating systems, the Company will be required to adapt its products to any changes made to these IBM operating systems in the future. The Company's inability to adapt to future changes in the MVS operating systems, or delays in doing so, could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Ability to Respond to Technological Change." All of the software license and maintenance revenues and all professional services fees of R&O have been related to R&O's Rochade product line. See "-- Ability to Assimilate Acquired Business."

  FLUCTUATING QUARTERLY RESULTS

     The Company has experienced significant quarterly and other fluctuations in revenues and operating results and expects these fluctuations to continue in the future. The Company believes that these fluctuations have been attributable to the budgeting and purchasing practices of its customers, the length of the customer product evaluation process for the Company's products, the timing of its customers' system conversions, and to a lesser extent, the Company's sales commission practices, which are based partly on quarterly incentives and annual quotas, and other factors. The Company's revenues and results of operations may also be affected by seasonal trends which have resulted in higher revenues in the Company's second and fourth fiscal quarters and lower revenues in its first and third fiscal quarters. This seasonality is a result of many customers' annual purchasing and budgetary practices, the Company's sales commission practices, lower revenues in the summer months (particularly in Europe) when many businesses make fewer purchases, and other factors. The Company's professional services revenues tend to fluctuate due to the completion or commencement of significant projects, which may continue over multiple quarters, the number of working days in a quarter and the utilization rate of professional services personnel. Future revenues and operating results may fluctuate as a result of these and other factors, including the demand for the Company's products and services, the timing and cost of new product and service introductions and product enhancements, changes in the mix of products and services sold and in the mix of sales by distribution channels, timing of any acquisitions and associated costs, the size and timing of customer orders, changes in pricing policies by the Company or its competitors, the timing of collection of accounts receivable and related reported days' sales outstanding, changes in foreign currency exchange rates, competitive conditions in the industry and general economic conditions. Furthermore, as a result of these and other factors, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of securities analysts or investors, in which case the price of the Common Stock could likely be materially and adversely affected. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

     Historically, the Company has had little or no backlog. Quarterly revenues and operating results therefore depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. The Company has often recognized a substantial portion of its license fees in the last month of each quarter, frequently in the last week. A significant portion of the Company's operating expenses is relatively fixed, since personnel levels and other expenses are based upon anticipated revenues. Because a substantial portion of the Company's revenues may not be generated until the end of each quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These factors, many of which are not within the Company's control, can cause significant variations in operating results from quarter to quarter. Accordingly, the Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

  RISKS FROM INTERNATIONAL OPERATIONS

     Approximately 25% and 32% of the Company's total revenues in the fiscal years ended June 30 1996 and 1997, respectively, were attributable to international sales. The Company believes that international business will continue to account for a significant portion of its revenues, due in part to continued expansion of its ESW product line internationally and the recent acquisition of R&O. In R&O's fiscal year ended December 31, 1995 and the nine-month period ended September 30, 1996, approximately 73% and 60% of its total revenues were from sources outside North America, respectively. International operations are subject to a number of risks, including longer accounts receivable payment cycles, exchange rate fluctuations, difficulty in enforcing agreements and collecting accounts receivable, tariffs and other restrictions on foreign trade, U.S. export requirements, withholding and other tax consequences, economic and political instability, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company has experienced longer payment cycles from some of its foreign distributors. Sales made through the Company's foreign distributors are denominated in U.S. dollars except in Italy, where they are denominated in lira. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $704,000 from foreign currency fluctuations in the fiscal year ended June 30, 1997. The Company has not to date sought to hedge the risks associated with fluctuations in foreign exchange rates. The Company continues to evaluate the relative costs and benefits of hedging and may seek to hedge these risks in the future, if appropriate. The Company's foreign operations are also affected by general economic conditions in its international markets. A prolonged economic downturn in its foreign markets could have a material adverse effect on the Company's business. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the factors described above will not have an adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," "Business -- Sales, Marketing and Distribution" and Note 9 to Consolidated Financial Statements.

     In addition, approximately 9% and 5% of the Company's total revenues and 35% and 13% of international revenues were realized through the sales and marketing efforts of its independent distributors in the fiscal years ended June 30, 1996 and 1997, respectively. The efforts expended and results achieved by independent distributors are less within the control of the Company than its direct sales operations. A reduction in sales by the Company's distributors or a termination of their relationships with the Company could have a material adverse effect on the Company's international revenues, its business, results of operations and financial condition.

  DEPENDENCE ON ACQUISITIONS

     The Company expects to continue its strategy of identifying, acquiring and developing businesses, products and technologies to enhance and expand its software product line and solution offerings, including acquisitions that could be material in size and scope. The Company believes that the continued success of its existing businesses, as well as its future growth, depends, in part, upon the success of this strategy. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in the Company's markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. The Company does not have significant experience in the identification and management of acquisitions and the success of its acquisition strategy will depend on the effective management of the foregoing risks and its ability to identify, complete and integrate strategic acquisitions on favorable terms. See "-- Ability to Assimilate Acquired Business."

  ABILITY TO ASSIMILATE ACQUIRED BUSINESS

     VIASOFT is in the process of integrating the Rochade repository technology acquired from R&O into VIASOFT's software product and solution offerings. The cost of these efforts is expected to approximate $2.2 million, of which approximately $500,000 has been incurred to date. VIASOFT is also enhancing the Rochade product line and marketing it to VIASOFT's customer base and marketing its ESW product line and professional service solutions to the customer base of R&O. Costs associated with these and other integration activities will continue to be incurred by the Company, including product and service development costs and additional marketing and sales costs, among others. These costs will increase the Company's operating expenses in the periods in which they are incurred over and above amounts already reserved. In addition, many of the operations of the Company and R&O are continuing to be integrated in order to achieve planned cost savings and synergies. There may be substantial difficulties associated with integrating the technology and operations of the Company and R&O, and there can be no assurance that this integration will be accomplished expeditiously or successfully or that the anticipated benefits from these activities, such as improved product performance, cost savings, synergies, and increased penetration of the two companies' respective customer bases, will be realized. The integration of certain technology and operations will continue to require the dedication of management resources that may temporarily distract attention from the day-to-day business of the Company. The business of the Company may also be disrupted by employee uncertainty and lack of focus during this integration. The Company has experienced some attrition of R&O employees and there can be no assurance that the Company will be able to retain key technical, managerial and other employees. Failure to complete the integration of the technology and operations of the Company and R&O on a timely basis and as planned could have a material adverse effect on the Company's business, financial condition and results of operations.

  ABILITY TO MANAGE CHANGE

     The Company has experienced changes in its operations and in the software industry in the last several fiscal years that have placed increased demands on its managerial, operational and financial resources. The Company expects its business and the industry as a whole to continue to undergo rapid change. The Company's integration of the Rochade business, its plans to continue expansion of its professional services offerings, particularly in the year 2000 market, and its plans to continue expansion of its international operations, together with ongoing required product development and future acquisition activity in response to changes in the industry and customer needs, will require VIASOFT to manage effectively its operations in a rapidly changing environment. The Company's future performance will depend in part on its ability to manage change in both its domestic and international operations and will require the Company to continue to hire additional management, technical and professional services personnel, particularly in the professional services and year 2000 areas. The Company has experienced difficulties in recruiting and retaining qualified personnel and anticipates that these efforts will become increasingly difficult, as industry sources predict an insufficient supply of programmers and consultants to meet demand, especially in the year 2000 market. The failure of the Company's management team to manage changing technological and business conditions as well as the growth of its own business, should it occur, could have a material adverse impact on the Company's business, results of operations and financial condition.

  INTENSE COMPETITION

     The market for the Company's software products is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. The market for the type of professional services provided by the Company is also highly competitive. With the growth of the year 2000 market, significant competition has emerged and is expected to increase in the next few years. The professional services segment of the market is characterized by low barriers to entry. The principal competitive factors affecting the year 2000 market include functionality, performance and reliability of technology and methodology, availability and productivity of personnel, the ability to demonstrate achievement of results, depth of experience in year 2000 projects, price and reputation. There are generally three categories of competitors for VIASOFT in the year 2000 market: software vendors, consulting organizations and system integrators and outsourcers. Software vendors provide tools targeted for the year 2000 market. Competitive factors include tools' compatibility with customers' platforms and languages, vendors' ability to deliver training and ongoing support during customers' implementation of the tools, and the value of the tools to an organization beyond the year 2000. Consulting organizations that compete in the year 2000 market range from large, generalized consulting firms to small- to medium-sized consulting firms that have become highly focused on the year 2000 problem. These companies provide supplemental personnel and contract programming resources to customers and some have licensed tools from software vendors to enhance their offerings. Large systems integrators and outsourcing firms have also entered the year 2000 market to include year 2000 conversion services with the maintenance and data processing services they already provide to their existing market and customer base. Some integrators/outsourcers offer licensed tools from software vendors.

     Most of the Company's competitors and potential competitors have substantially greater financial, marketing, recruiting and technology resources than the Company. Major competitors for software product license sales include Computer Associates International, Inc.; Compuware Corporation; Intersolv, Inc.; Micro Focus Group Public Limited Company and Platinum Technology, Inc. The Company believes that the principal factors affecting competition in its product markets include compatibility with customers' platforms and languages, product functionality, quality of support, product performance and reliability, ability to respond to changing customer needs, ease of use and price. Major competitors of the Company's professional services business are primarily the consulting organizations of the Big Six accounting firms. Other competitors of the Company's professional services business include Data Dimensions, Inc., Electronic Data Systems Corporation and IBM's Integrated Systems Solutions Corp. The principal competitive factors affecting the market for the Company's professional services include responsiveness to customer needs, availability and productivity of personnel, the ability to demonstrate achievement of results, depth of technical skills, price and reputation.

     The Company's ability to compete successfully in the sale of both its products and services will depend in large part upon its ability to implement successfully its strategy of selling products and services as a total solution as well as its ability to attract new customers, sell new products and services, deliver and support product enhancements to its existing customers and respond effectively to continuing technological change by developing and acquiring new products and services. There can be no assurance that the Company will be able to compete successfully in the future, nor that future competition for product sales and professional services will not have a material adverse effect on the business, results of operations and financial condition of the Company. See "Business -- Competition."

  RISKS ASSOCIATED WITH PROFESSIONAL SERVICES

     During the fiscal years ended June 30, 1996 and 1997, fees from the Company's professional services grew significantly and constituted 26% and 28% of the Company's consolidated revenues, respectively. With the growing percentage of revenue coming from professional services, a lower margin business than software product licensing, the Company will be subject to the risks associated with such service businesses, including volatility of workload and dependence on the Company's ability to attract and retain qualified technical personnel in an increasingly competitive market. The Company has experienced difficulties in recruiting and retaining qualified personnel and anticipates that these efforts will become increasingly difficult, as industry sources predict an insufficient supply of programmers and consultants to meet demand, especially in the year 2000 market. In addition, a portion of the Company's professional services fees is derived from fixed-price contracts, which are more difficult to manage profitably due to greater risk of cost overruns, particularly in the relatively new year 2000 market. The Company experienced declines in its professional services margins in the fourth quarter of fiscal 1997, due primarily to revised estimates of revenue recognized under percentage of completion contracts and decreased utilization of personnel associated with the transition to its new FastPath 2000 services methodology. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations". There can be no assurance that the Company will be able to maintain professional services margins consistently at historical levels.

  ABILITY TO RESPOND TO TECHNOLOGICAL CHANGE

     The Company's future success will depend significantly on its ability to enhance its current products and develop or acquire and market new products that keep pace with technological developments and evolving industry standards as well as respond to changes in customer needs. There can be no assurance that the Company will be successful in developing or acquiring product enhancements or new products to address changing technologies and customer requirements adequately, that it can introduce such products on a timely basis, or that any such products or enhancements will be successful in the marketplace. The Company's delay or failure to develop or acquire technological improvements or to adapt its products to technological change would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, most of the Company's products and services are purchased by customers using mainframe systems, and the Company's business is largely dependent on its core product line designed for mainframe systems. The computing needs of organizations worldwide increasingly include alternative computing platforms, including client/server and other distributed computing networks, LANs, mid-range computers, workstations and PCs. A significant shift in the way the Company's customers use computing platforms could have a material adverse effect on the Company's business. See "-- Product Concentration; Dependence on Mainframe Systems."

  RISKS ASSOCIATED WITH PRODUCTS CURRENTLY UNDER DEVELOPMENT

     The Company is currently developing and enhancing certain products that are unfinished, untested and unproven in the marketplace. These products include, but are not limited to: enhancements to integrate and complement the Rochade line of products acquired by the Company in connection with its acquisition of R&O; products designed to extend certain language support for the Company's products; and additional options and language support for the Company's new Bridge 2000 product. There can be no assurance that these products will be completed and commercially introduced at the times scheduled by the Company, or that if completed and introduced, that these products will function in accordance with the Company's and its customers' current expectations or be able to compete successfully in the marketplace. The Rochade product line, Bridge 2000 and certain of the Company's products under development address mission-critical applications that operate continuously, and have required the Company to develop and maintain 24-hour, 7-day per week support capability. The Company does not have extensive experience in providing continuous customer support, which requires additional personnel, management and infrastructure resources. The Company will be subject to the risks associated with its products' increased support requirements, including increased risks of customer dissatisfaction and the need to recruit, train, retain and manage qualified personnel to provide continuous support services. See "-- Dependence on Key Personnel;" and "VIASOFT Products -- Bridge 2000; -- Product Development."

  DEPENDENCE ON KEY PERSONNEL

     The Company's success will depend in part upon the retention of key senior management and technical personnel. The Company does not have employment agreements with most of its key personnel, nor does it maintain key man life insurance on any of these persons. In July 1997, the Company's Chief Technology Officer, Michael A. Wolf, resigned as officer and director of VIASOFT and entered into a 13-month consulting agreement to provide strategic consulting services to the Company. Several senior management personnel are relatively new to the Company and the Company's success will depend in part on the successful assimilation and performance of these individuals. The Company believes that its future success will also depend upon its ability to attract and retain additional highly skilled technical, professional services, management and marketing personnel, including in particular a vice president of technology. The market for these individuals has historically been, and the Company expects that it will continue to be, intensely competitive. The Company has experienced difficulties in recruiting and retaining qualified personnel and anticipates that these efforts will become increasingly difficult, as industry sources predict an insufficient supply of programmers and consultants to meet demand, especially in the year 2000 market. The loss of one or more of its key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business.

  PRODUCT LIABILITY

     The Company markets its products and services to customers for managing the maintenance and redevelopment of mission-critical computer software systems. In addition, a large and increasing portion of the Company's business is devoted to addressing the year 2000 problem, which affects the performance and reliability of many mission-critical systems. The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product and service liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's customer agreements may not be effective as a result of existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any material product or service liability claims to date, the sale and support of its products and services may entail the risk of such claims, particularly in the year 2000 market, which could be substantial in light of the use of its products and services in mission-critical applications. A successful product or service liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

  IMPORTANCE OF PROPRIETARY RIGHTS

     The Company regards its software products and some of the methodology and processes it uses in connection with performing professional services as proprietary and attempts to protect them under a combination of copyright, trade secret and trademark laws and contractual restrictions on employees and third parties. Despite these precautions, it may be possible for unauthorized parties to copy the Company's software or to reverse engineer or obtain and use information the Company regards as proprietary. The Company has no patents and existing trade secret and copyright laws provide only limited protection. Certain provisions of the license and distribution agreements generally used by the Company, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions and the Company is required to negotiate limits on these provisions from time to time. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the protections put in place by the Company will be adequate.

     In 1996, the Company acquired the date bridging technology incorporated in its new Bridge 2000 product, together with a pending patent application. The Company is continuing to prosecute the patent application. However, there can be no assurance that a patent will issue as a result of this application, nor as to the extent of the protection any such patent might afford.

     Significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. Although the Company is not currently involved in any litigation with respect to intellectual property rights, infringement claims against software developers are likely to increase as the number of functionally similar products in the market increases. There can be no assurance that third-party claims, with or without merit, alleging infringement will not be asserted against the Company in the future. Such assertions can be time-consuming and expensive to defend and could require the Company to discontinue the use of certain software or processes, to cease the manufacture, use and sale of infringing products and services, to incur significant litigation costs and expenses and to develop or acquire noninfringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop or acquire alternative technologies or to obtain such licenses or, if licenses were obtainable, that the terms would be commercially acceptable to the Company. See "Business -- Intellectual Property."

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed above in "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-K and the documents incorporated herein by reference. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, as disclosed above under "Factors That May Affect Future Results," the business and operations of the Company are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this Form 10-K. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.

ITEM 2.  PROPERTIES

     The Company's principal administrative and marketing facilities are located in approximately 38,000 square feet of space in Phoenix, Arizona. The Company occupies these premises under a lease agreement expiring on December 31, 1999, subject to certain renewal options. The Company's research and development and customer support facilities are located in approximately 24,000 square feet of space in Phoenix, Arizona. The Company occupies these premises under a lease agreement expiring on May 31, 2001. In August 1997, the Company signed a letter of intent to lease an additional 13,000 square feet in this facility, expiring May 31, 2001.

     In addition, the Company maintains field offices and executive suite sales offices within the United States and Canada located in leased space aggregating approximately 22,000 square feet as of June 30, 1997. The Company also leased an aggregate of approximately 55,000 square feet of space as of June 30, 1997 in Australia, Belgium, Germany, Japan, the Netherlands and the United Kingdom for operations of its international branch offices and subsidiaries.

     The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's directors and executive officers and their ages as of July 31, 1997 are as follows:

    NAME                            AGE    POSITION
    ------------------------------  ---    -------------------------------------------------
    Steven D. Whiteman............  46     Chairman of the Board, President and Chief
                                           Executive Officer
    Kevin M. Hickey...............  39     Executive Vice President and Chief of Operations
    Mark R. Schonau...............  41     Senior Vice President, Finance & Administration,
                                           Chief Financial Officer and Treasurer
    Catherine R. Hardwick.........  38     Vice President, General Counsel and Secretary
    Colin J. Reardon..............  44     Senior Vice President, International Operations
    Jean-Luc G. Valente...........  36     Senior Vice President, Marketing

     Steven D. Whiteman has served as President of the Company since May 1993, as Chief Executive Officer and a director since January 1994 and as Chairman of the Board since April 1997. Prior to holding these offices, Mr. Whiteman served as Vice President of Sales and Marketing of the Company from December 1990. Before joining VIASOFT, Mr. Whiteman served as Senior Vice President, Sales and International Operations of Systems Center, Inc., a developer and marketer of network and systems management software, from January 1989 to October 1990. Mr. Whiteman is a director of Unify Corporation.

     Kevin M. Hickey has served as Executive Vice President and Chief of Operations since July 1997. Mr. Hickey served as Senior Vice President, Americas Operations of the Company from January 1994 to July 1997. Mr. Hickey joined VIASOFT in February 1993 to manage the domestic sales organization of the Company. Prior to joining VIASOFT, Mr. Hickey had been employed by International Business Machines Corporation as a Business Unit Executive in the Phoenix office from January 1991 through January 1993; as an Administrative Assistant from November 1989 to December 1990; and as Marketing Manager from January 1988 through October 1989.

     Mark R. Schonau has served as Senior Vice President, Finance & Administration, since July 1997 and as Chief Financial Officer and Treasurer since September 1996. Mr. Schonau also served as Vice President, Finance & Administration, from September 1996 to July 1997. He had consulted with the Company for a short period of time prior to his employment. Before joining VIASOFT, Mr. Schonau served as Chief Financial Officer, Corporate Secretary and Treasurer of CyCare Systems, Inc., a healthcare software company, from October 1989 to August 1996.

     Catherine R. Hardwick has served as Vice President of the Company since July 1997 and as Secretary and General Counsel of the Company since January 1996. Prior to holding these offices, Ms. Hardwick served as Corporate Counsel for the Company from February 1995. Before joining the

Company, Ms. Hardwick practiced law with the law firm of Meyer, Hendricks, Victor, Osborn & Maledon, P.A. in the areas of corporate and securities law and intellectual property licensing.

     Colin J. Reardon has served as Senior Vice President, International Operations of the Company since July 1997. Mr. Reardon served as Vice President, International Operations of the Company from August 1994 to July 1997. Prior to joining VIASOFT, Mr. Reardon served as Vice President of International Marketing of Sterling Software, Inc., a systems management software and services company, from July 1993 through July 1994. Mr. Reardon was previously employed by Systems Center, Inc., a developer and marketer of network and systems management software, where Mr. Reardon served as Vice President of European Operations from November 1992 through June 1993 and Managing Director of its United Kingdom operations from July 1988 through October 1992.

     Jean-Luc G. Valente has served as Senior Vice President, Marketing, since July 1997. Mr. Valente served as Vice President, Marketing, from April 1996 through July 1997. Prior to joining the Company in April, 1996, Mr. Valente was employed by Computer Associates International, Inc., a software manufacturer, where he served as Vice President, Strategic Marketing from July 1993 through April 1996, Regional Marketing Manager from March 1992 through June 1993 and a Marketing Director, from March 1991 through March 1992.

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

     The number of holders of record of the Company's Common Stock was approximately 285 at August 29, 1997. In addition, there are approximately 4,700 beneficial owners of Common Stock.

     The following table presents quarterly information on the price range of the Common Stock (Nasdaq National Market symbol "VIAS") beginning at the Company's initial public offering in fiscal 1995. The prices have been adjusted to give retroactive effect to the Company's two-for-one stock split that was payable on September 13, 1996 to stockholders of record as of August 30, 1996. This information indicates the high and low reported sale prices on the Nasdaq National Market.

                                                                       HIGH          LOW
                                                                       -----        -----
        FISCAL 1995:
          Third quarter (beginning March 1, 1995)....................     4 7/8        3 7/8
          Fourth quarter.............................................     7 1/2        4 1/4
        FISCAL 1996:
          First quarter..............................................     8 1/2        4 15/16
          Second quarter.............................................     7 13/16      5 3/4
          Third quarter..............................................    14 1/4        6 5/8
          Fourth quarter.............................................    34 1/2       10 3/4
        FISCAL 1997:
          First quarter..............................................    49 1/4       14 3/8
          Second quarter.............................................    61           39 1/8
          Third quarter..............................................    65 1/4       27 1/4
          Fourth quarter.............................................    55 3/8       30 3/8

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below has been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, whose report covering the financial statements as of June 30, 1997 and 1996 and for each of the three years in the period ended June 30, 1997 also is included elsewhere herein. The consolidated statements of operations data for the years ended June 30, 1994 and 1993 and the consolidated balance sheet data as of June 30, 1995, 1994, and 1993 are derived from audited financial statements not included herein.

                                                                                         YEAR ENDED JUNE 30,
                                                                     ------------------------------------------------------------
                                                                                                                        PRO FORMA
                                                                                                                        JUNE 30,
                                                                      1993      1994      1995      1996       1997      1997(1)
                                                                     -------   -------   -------   -------   --------   ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees............................................  $11,343   $13,029   $14,311   $17,824   $ 40,292    $42,727
  Maintenance fees.................................................    7,645    10,041    12,059    14,305     21,010     23,157
  Professional services fees.......................................    1,341     2,715     4,387    11,307     23,832     25,081
  Other............................................................      313       199       194       121        178        300
                                                                     -------   -------   -------   -------   --------    -------
        Total revenues.............................................   20,642    25,984    30,951    43,557     85,312     91,265
                                                                     -------   -------   -------   -------   --------    -------
Operating expenses:
  Cost of software license and maintenance fees(2).................    2,254     1,544     2,661     2,788      4,345      5,471
  Cost of professional services fees...............................    1,626     2,522     4,052     8,025     18,316     19,529
  Sales and marketing..............................................   13,308    11,993    13,517    18,137     31,573     33,193
  Research and development.........................................    3,692     3,291     3,193     4,237      7,893      9,135
  Write-off of purchased in-process research and development(3)....       --        --        --        --     26,958         --
  General and administrative(2)....................................    2,406     2,480     2,643     3,567      6,319      6,802
                                                                     -------   -------   -------   -------   --------    -------
        Total operating expenses...................................   23,286    21,830    26,066    36,754     95,404     74,130
                                                                     -------   -------   -------   -------   --------    -------
Income (loss) from operations......................................   (2,644)    4,154     4,885     6,803    (10,092)    17,135
Total other income (expense).......................................     (350)      (22)      490     1,257        718        712
                                                                     -------   -------   -------   -------   --------    -------
Income (loss) before income taxes..................................   (2,994)    4,132     5,375     8,060     (9,374)    17,847
Provision for income taxes.........................................      278       487       183     1,843      6,062      6,155
                                                                     -------   -------   -------   -------   --------    -------
Net income (loss)..................................................  $(3,272)  $ 3,645   $ 5,192   $ 6,217   $(15,436)   $11,692
                                                                     =======   =======   =======   =======   ========    =======
Earnings (loss) per common and common share equivalent(4)..........  $  (.28)  $   .29   $   .36   $   .36   $   (.90)   $   .64
                                                                     =======   =======   =======   =======   ========    =======
Weighted average number of common and common share equivalents
  outstanding(4)...................................................   11,620    12,720    14,584    17,391     17,212     18,270
                                                                     =======   =======   =======   =======   ========    =======

                                                                                         JUNE 30,
                                                                     ------------------------------------------------
                                                                      1993      1994      1995      1996       1997
                                                                     -------   -------   -------   -------   --------
                                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..........................................  $ 1,025   $ 4,099   $ 7,680   $ 5,009   $  8,501
Working capital (deficit)..........................................   (2,654)    1,149    17,950    25,388      9,856
Total assets.......................................................    9,551    14,257    32,614    46,591     64,601
Deferred revenue (current).........................................    6,127     7,679     8,482     9,985     18,227
Deferred revenue (long term).......................................       28       182       185       298        230
Total stockholders' equity (deficit)...............................     (690)    3,039    20,423    28,259     28,696

---------------
(1) Gives pro forma effect to the acquisition by the Company of all of the outstanding capital stock of R&O as if the acquisition had occurred at the beginning of the period presented. The pro forma results exclude the approximate $27.0 million purchased in-process research and development charge. See "Pro Forma Combined Financial Data," "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and Note 2 to Consolidated Financial Statements.

(2) For the period from December 5, 1996, the date of the R&O acquisition, through June 30, 1997, cost of software license and maintenance fees and general and administrative expense included amortization of $233,000 and $311,000, respectively, of intangible assets acquired in the R&O acquisition.

(3) See Note 2 to Consolidated Financial Statements and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

(4) Reflects the conversion of all issued and outstanding shares of preferred stock into 8,847,814 shares of Common Stock upon the closing of the Company's initial public offering on March 8, 1995. Also reflects the effect of a two-for-one stock split effected in the form of a dividend, with a record date of August 30, 1996. See Note 1 to Consolidated Financial Statements.

PRO FORMA COMBINED FINANCIAL DATA

     The following pro forma financial data of the Company presents the Company's unaudited pro forma combined statements of operations for the fiscal years ended June 30, 1996 and 1997, adjusted to give effect to the R&O acquisition as if it had been consummated as of the beginning of each respective period.

     On December 5, 1996, the Company acquired all of the capital stock of R&O. The Company initially paid $10.8 million in cash and issued approximately 425,000 shares of restricted Common Stock valued at $12.8 million to the selling stockholders of R&O. Additional consideration of $2.0 million was paid on February 28, 1997 based on the achievement of certain financial performance criteria. The Company also assumed liabilities of approximately $9.4 million and recorded other direct costs of approximately $3.8 million related to the acquisition. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and
Note 2 to Consolidated Financial Statements.

                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                     YEAR ENDED JUNE 30, 1996                              YEAR ENDED JUNE 30, 1997
                        ---------------------------------------------------   ---------------------------------------------------
                                     BUSINESS    PRO FORMA        PRO FORMA                BUSINESS    PRO FORMA        PRO FORMA
                        HISTORICAL   ACQUIRED   ADJUSTMENTS       COMBINED    HISTORICAL   ACQUIRED   ADJUSTMENTS       COMBINED
                        ----------   --------   -----------       ---------   ----------   --------   -----------       ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Software license
    fees.............    $ 17,824    $11,318      $    --          $29,142     $ 40,292    $ 2,435      $    --          $42,727
  Maintenance fees...      14,305      4,262           --           18,567       21,010      2,147           --           23,157
  Professional
    services fee.....      11,307      3,448           --           14,755       23,832      1,249           --           25,081
  Other..............         121        169           --              290          178        122           --              300
                         --------    -------      -------          -------     --------    -------      -------          -------
    Total revenues...      43,557     19,197           --           62,754       85,312      5,953           --           91,265
                         --------    -------      -------          -------     --------    -------      -------          -------
Operating expenses:
  Cost of software
    license and
    maintenance
    fees.............       2,788      1,787          400(1)         4,975        4,345        959          167(1)         5,471
  Cost of
    professional
    services fees....       8,025      4,214         (221)(2)       12,018       18,316      1,374         (161)(2)       19,529
  Sales and
    marketing........      18,137      6,022         (721)(2,4)     23,438       31,573      2,243         (623)(2,4)     33,193
  Research and
    development......       4,237      4,077         (257)(2,4)      8,057        7,893(5)   1,511         (269)(2,4)      9,135
  General and
    administrative...       3,567      2,598         (495)(1,2,3,4)    5,670      6,319      1,311         (828)(1,2,3,4)    6,802
                         --------    -------      -------          -------     --------    -------      -------          -------
    Total operating
      expenses.......      36,754     18,698       (1,294)          54,158       68,446      7,398       (1,714)          74,130
                         --------    -------      -------          -------     --------    -------      -------          -------
Income (loss) from
  operations.........       6,803        499        1,294            8,596       16,866     (1,445)       1,714           17,135
                         --------    -------      -------          -------     --------    -------      -------          -------
Total other income
  (expense)..........       1,257       (308)         227(6)         1,176          718       (144)         138(6)           712
                         --------    -------      -------          -------     --------    -------      -------          -------
Income (loss) before
  income taxes.......       8,060        191        1,521            9,772       17,584     (1,589)       1,852           17,847
Provision for income
  taxes..............       1,843         --          394(7)         2,237        6,062         --           93(7)         6,155
                         --------    -------      -------          -------     --------    -------      -------          -------
Net income (loss)....    $  6,217    $   191      $ 1,127          $ 7,535     $ 11,522    $(1,589)     $ 1,759          $11,692
                         ========    =======      =======          =======     ========    =======      =======          =======
Earnings per common
  and common share
  equivalent.........    $    .36                                  $   .42     $    .64                                  $   .64
                         ========                                  =======     ========                                  =======
Weighted average
  number of common
  and common share
  equivalents
  outstanding........      17,391                     425(8)        17,816       18,086(9)                  184(8)        18,270
                         ========                 =======          =======     ========                 =======          =======

---------------
(1) To adjust amortization expense to reflect amortization of the cost in excess of the fair value of net assets acquired over a 5-year period and for amortization of other identifiable intangible assets over the appropriate periods.
(2) To adjust payroll and employee benefits related to the reduction of duplicate or redundant positions identified by the Company as part of the acquisition.
(3) To adjust other operating expenses to reflect expenditures which would not have been incurred had the acquisition of R&O occurred at the beginning of the respective periods.
(4) To reflect a reduction in expenses related to excess office space that would not have been incurred by the Company had the acquisition occurred at the beginning of the periods presented.
(5) Excludes a charge of approximately $27.0 million for write-off of purchased in-process research and development.
(6) To adjust interest expense to reflect the payoff of R&O debt assumed in the acquisition, as of the beginning of the periods presented.
(7) To adjust income taxes to reflect the tax effect of the adjustments described above.
(8) To adjust weighted average number of common and common share equivalents outstanding as if the Common Stock issued in connection with the acquisition of R&O had been outstanding since the beginning of the periods presented.
(9) Adjusted to include additional common share equivalents as a result of excluding a charge of approximately $27.0 million for write-off of purchased in-process research and development. See Note (5) above.

     The foregoing unaudited pro forma combined financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The unaudited pro forma combined financial data is provided for illustrative purposes only and is not necessarily indicative of the combined results of operations that would have been reported had the R&O acquisition occurred on the dates indicated, nor does it represent a forecast of the combined results of operations for any future period. No pro forma adjustments have been included herein which reflect the potential effect of (i) any efficiencies which may be obtained by combining the Company and R&O operations or (ii) the costs of restructuring, integrating or consolidating their operations. Certain statements in this Prospectus concerning the R&O acquisition, including descriptions of the acquisition and pro forma financial information, are forward-looking statements that involve risks and uncertainties. There can be no assurance that the R&O acquisition will have the desired benefits or that it will not have an adverse effect on the Company's business, financial condition or results of operations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, among others, those discussed herein under "Factors That May Affect Future Results" and "Special Note on Forward-Looking Statements," as well as those discussed elsewhere in this Prospectus and in the documents incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above in "Factors That May Affect Future Results", as well as those discussed elsewhere in this Form 10-K or incorporated herein by reference. See "Special Note on Forward-Looking Statements."

OVERVIEW

     The Company derives its revenues primarily from software license fees, software maintenance fees and professional services fees. The Company's software is licensed primarily to Fortune 1000 companies and similarly-sized business and governmental organizations worldwide. Professional services are provided in conjunction with software products and are also provided separately to similar large organizations. The Company's products and services are marketed through its United States sales force, both domestically and in Canada and Latin America, and through foreign subsidiaries and independent distributors in other international markets.

     The Company licenses software products directly to customers and to distributors for resale. Software license fees are recognized upon delivery and acceptance of the software, receipt of an executed noncancellable license agreement from the customer or the distributor's end-user and completion of any significant remaining obligations under the agreement. Revenues from software licensing related to the Company's obligation to provide certain customer support are deferred and recognized straight-line over the contract support period, which is generally one year. Software maintenance contracts are generally renewable on an annual basis, although the Company also negotiates long-term maintenance contracts from time to time. Revenues from maintenance contract renewals are deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized on a percentage of completion basis, which is generally as the related services are provided.

     On December 5, 1996, the Company acquired all of the outstanding shares of capital stock of R&O pursuant to a stock purchase agreement with the stockholders of R&O. R&O develops, markets and supports repository software tools through its Rochade product line, together with related repository based services and solutions. The Company accounted for the R&O acquisition as a purchase and allocated approximately $27.0 million of the purchase price to in-process research and development, resulting in a significant charge to the Company's results of operations during the year ended June 30, 1997. Total revenues of R&O were $12.5 million for the period from the acquisition date to June 30, 1997.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain expense and income items:

                                                                    YEAR ENDED JUNE 30,
                                                                 -------------------------
                                                                 1995      1996      1997
                                                                 -----     -----     -----
    Revenues:
      Software license fees....................................   46.2%     40.9%     47.2%
      Maintenance fees.........................................   39.0      32.8      24.6
      Professional services fees...............................   14.2      26.0      28.0
      Other....................................................    0.6       0.3       0.2
                                                                 -----     -----     -----
              Total revenues...................................  100.0     100.0     100.0
                                                                 -----     -----     -----
    Operating expenses:
      Cost of software license and maintenance fees............    8.6       6.4       5.1
      Cost of professional services fees.......................   13.1      18.4      21.4
      Sales and marketing......................................   43.7      41.6      37.0
      Research and development.................................   10.3       9.7       9.3
      Write-off of purchased in-process research and
         development...........................................     --        --      31.6
      General and administrative...............................    8.5       8.3       7.4
                                                                 -----     -----     -----
              Total operating expenses.........................   84.2      84.4     111.8
                                                                 -----     -----     -----
    Income (loss) from operations..............................   15.8      15.6     (11.8)
              Total other income, net..........................    1.6       2.9       0.8
                                                                 -----     -----     -----
    Income (loss) before income taxes..........................   17.4      18.5     (11.0)
    Provision for income taxes.................................    0.6       4.2       7.1
                                                                 -----     -----     -----
              Net income (loss)................................   16.8%     14.3%    (18.1)%
                                                                 =====     =====     =====

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996

  REVENUES

     Total revenues were $85,312,000 for the fiscal year ended June 30, 1997, an increase of 95.9% from $43,557,000 for the fiscal year ended June 30, 1996. Software license fees were $40,292,000 for the fiscal year ended June 30, 1997, an increase of 126.1% from $17,824,000 for the fiscal year ended June 30, 1996. Software license fees increased both domestically and internationally as a result of the demand for the Company's tools to assist in addressing the year 2000 century date change problem. The increase in international software license fees was attributable primarily to a 386.6% improvement in results from the Company's direct operations over the same period in the prior year, due primarily to sales of the Company's year 2000 solutions in the United Kingdom and growth of the German and Australian operations. In addition, license fees increased due to the acquisition of R&O, which contributed license fees of $7,398,000 since the December 5, 1996 acquisition date. See Note 9 to Consolidated Financial Statements.

     Maintenance fees were $21,010,000 in fiscal 1997, an increase of 46.9% from $14,305,000 in fiscal 1996. The increase was due in part to the R&O acquisition, which contributed $3,219,000 in maintenance revenue, with the remainder attributable to new software licenses, customer system upgrades and increases in the fees charged for annual maintenance.

     Professional services fees were $23,832,000 in fiscal 1997, an increase of 110.8% from $11,307,000 in fiscal 1996. The Company continued to expand its professional services business throughout most of fiscal 1997 to continue to meet the increasing demand for its year 2000 solution offerings, VIASOFT's Enterprise 2000. VIASOFT's Enterprise 2000 solution offerings comprised

72.4% and 74.7% of the Company's professional services revenues during fiscal 1997 and 1996, respectively. In addition, R&O contributed $1,818,000 in professional services fee revenue in fiscal 1997. During the fourth quarter of fiscal 1997, the Company began to enhance its year 2000 solution offerings. The Company's initial offering was focused on a three-phase, enterprise level solution for the year 2000 problem using VIASOFT's Impact 2000, VIASOFT's Plan 2000, and VIASOFT's Operation 2000. In the fourth quarter of fiscal 1997, the Company introduced VIASOFT's FastPath 2000, which is designed to provide the primary components of a successful year 2000 conversion on an application level, rather than an enterprise-wide level. See "Business -- VIASOFT Services -- VIASOFT's Enterprise 2000." This resulted in decreased utilization of personnel during the quarter due to training required for this new solution. During the fourth quarter of fiscal 1997, the Company also re-evaluated certain of its service engagements and determined that the level of effort to complete these engagements was more than originally estimated. As such, the Company revised the amount of revenue recognized per day on a percentage of completion basis under the engagements. The impact was to reduce professional services fees by approximately $700,000 compared to the third quarter of fiscal 1997. The combination of these revenue adjustments and the decreased personnel utilization associated with the FastPath 2000 introduction caused a slowdown in revenue growth in professional services fees during the fourth quarter of fiscal 1997. The Company does not anticipate that these factors will affect revenue growth in fiscal 1998.

  COST OF REVENUES

     Cost of software license and maintenance fees, which include royalties, cost of customer support and packaging and product documentation, was $4,345,000 for the fiscal year ended June 30, 1997, an increase of 55.8% from $2,788,000 during the fiscal year ended June 30, 1996. The increase was primarily due to additional R&O expenses of $1,074,000. Without the R&O costs, these expenses would have increased 17.3%. Gross margins on software license and maintenance fees remained relatively consistent at 92.9% compared to 91.3% for fiscal 1997 and fiscal 1996, respectively. The expense increase is primarily due to additional personnel in the customer support area and increased salaries, as well as amortization of the purchased research and development from the R&O acquisition.

     Cost of professional services fees, which consists principally of personnel costs, third-party subcontracting fees, and other costs related to the professional services business, was $18,316,000 for the fiscal year ended June 30, 1997, an increase of 128.2% from $8,025,000 for the fiscal year ended June 30, 1996. The increase in expenses is a result of additional personnel hired and their related costs as well as third-party costs to deliver the Company's solutions in response to increased customer demand, both domestically and internationally, and to a lesser extent, additional expenses incurred by R&O of $1,681,000. The overall gross margin on professional services fees for fiscal 1997 was 23.2% compared to 29.0% for fiscal 1996. Excluding the R&O professional services business, the gross margin on other professional services business was 24.4%. During the fourth quarter of fiscal 1997, the Company experienced lower margins as a result of its introduction of FastPath 2000, noted above, and the related costs incurred to train the professional services organization. In addition, the percentage of completion revenue adjustments noted above also reduced the margins on professional services. Overall, the Company expects a decrease in professional services margins as it continues to integrate the R&O professional services organization with its own operations.

  SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $31,573,000 in fiscal 1997, an increase of 74.1% from $18,137,000 in fiscal 1996. Of this increase, R&O expenses accounted for $4,027,000. Excluding R&O expenses, sales and marketing expenses increased 51.9%. This increase is attributable primarily to an increase in personnel and the associated costs, including higher salaries, travel and bonuses, as well as general salary increases, increased commissions as a result of revenue growth, increased marketing costs, and an increase in bad debt expense due to the absolute dollar increase in accounts receivable. Sales and marketing expenses as a percentage of total revenues declined to 37.0% in fiscal 1997, compared to 41.6% in fiscal 1996, due primarily to the increase in revenues.

  RESEARCH AND DEVELOPMENT

     Research and development expenditures consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and to a lesser extent, third-party development costs. Total expenditures for research and development were $7,893,000 for fiscal year ended June 30, 1997, excluding an approximate $27.0 million charge for purchased in-process research and development in connection with the R&O acquisition, an increase of 86.3% from $4,237,000 for the fiscal year ended June 30, 1996. The increase in expenses includes costs associated with R&O's research and development of $1,728,000. Excluding costs related to R&O, research and development costs increased 45.5% in fiscal 1997 as a result of general salary increases, the addition of personnel and the related cost of recruiting, costs of external consultants and increased expenses for external service bureau computing costs. As a percentage of total revenues, research and development costs were 9.3% for fiscal 1997 (excluding the approximate $27.0 million purchased in-process research and development charge) compared to 9.7% for the same period in fiscal 1996, due primarily to the increase in revenue.

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems and other administrative functions of the Company. General and administrative expenses were $6,319,000 in the fiscal year ended June 30, 1997, representing an increase of 77.2% compared to $3,567,000 in the fiscal year ended June 30, 1996. The increase included $1,158,000 in general and administrative expenses related to R&O. Excluding those expenses and the one-time charge of $350,000 incurred in the third quarter of fiscal 1996 related to the change in the CFO position, general and administrative expenses increased 60.4%. This increase is a result of additional legal fees and administrative personnel and their related costs, general salary increases, additional bonuses, amortization of intangibles related to the R&O acquisition, increased external consulting costs and additional insurance costs. As a percentage of total revenues, general and administrative expenses were 7.4% for fiscal 1997 compared to 8.2% for period in fiscal 1996, due primarily to the increase in revenues.

  OTHER INCOME (EXPENSE)

     Interest income in the fiscal year ended June 30, 1997 was $1,309,000, compared to $1,350,000 in the fiscal year ended June 30, 1996. This decrease was due primarily to the decrease in funds available for short-term investment as a result of the R&O acquisition, net of cash generated from operations during the year. Other expense for the fiscal year ended June 30, 1997 increased to $546,000 as compared to $82,000 for the same period in fiscal 1996, primarily due to exchange losses on transactions with the Company's subsidiaries in Germany and the United Kingdom, which are valued in their local currencies, as well as certain transactions with its Italian distributor which are valued in lira. This was primarily a result of the strengthening of the U.S. dollar against various European currencies during the second half of fiscal 1997. See "Effects of Inflation and Foreign Currency Exchange Fluctuations."

  PROVISION FOR INCOME TAXES

     The provision for income taxes was $6,062,000 and $1,843,000 for fiscal years ended June 30, 1997 and 1996, respectively. The Company's effective tax rate was 34.5% in fiscal 1997, excluding the effect of the non-deductible purchased in-process research and development charge, compared to 22.9% in fiscal 1996. The Company's effective tax rate in fiscal 1997 was affected by the decreased availability of net operating loss carryforwards, which were fully utilized in fiscal 1996, and certain tax credit carryforwards, which were mostly utilized in fiscal 1996.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

  REVENUES

     Total revenues were $43,557,000 for fiscal 1996, an increase of 40.7% from $30,951,000 for fiscal 1995. Software license fees were $17,824,000 for fiscal 1996, an increase of 24.5% from $14,311,000 for fiscal 1995. Domestic license revenues increased 30.7% in fiscal 1996 as compared to fiscal 1995, primarily as a result of heightened awareness of the year 2000 date change problem in the domestic marketplace and demand for the Company's tools to assist in the solution to this problem. Internationally, in fiscal 1996, the Company's software license fees increased by 9.9% as compared to 1995, a slower growth than experienced domestically. The Company believes the slower international growth is primarily attributable to the international market awareness of the year 2000 problem lagging behind the domestic marketplace.

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

     Maintenance fees were $14,305,000 in fiscal 1996, an increase of 18.6% from $12,059,000 in fiscal 1995. This increase is primarily a result of new software licenses, and, to a lesser extent, customer system upgrades and increases in the fees charged for annual maintenance.

     Professional services fees were $11,307,000 in fiscal 1996, an increase of 157.7% from $4,387,000 in fiscal 1995. The Company continued to expand its professional services business to meet the growing demand for VIASOFT's Enterprise 2000 solution offerings created by the year 2000 date change problem. Enterprise 2000 solution offerings comprised 73.6% of the Company's professional services fees in fiscal 1996. Additionally, revenue from the Company's education services continued to grow in fiscal 1996, improving 55.1% to $1,393,000 from $898,000 in fiscal 1995, primarily as a result of a renewed focus on the sale of education services and increased license sales.

  COST OF REVENUES

     Cost of software license and maintenance fees was $2,788,000 in fiscal 1996, an increase of 4.8% from $2,661,000 in fiscal 1995. The increase was primarily attributable to an increase in the average number of personnel devoted to customer support and increased product documentation costs related to new product releases, offset by savings in royalties. See Note 8 of Notes to Consolidated Financial Statements incorporated by reference herein.

     The cost of professional services fees was $8,025,000 in fiscal 1996, an increase of 98.1% from $4,052,000 in fiscal 1995. The increase is a result of the additional personnel hired and their related costs as well as third-party costs to deliver the Company's solutions in response to increased customer demand, both domestically and internationally. The gross margin on professional services fees improved to 29.0% in fiscal 1996 compared to 7.6% in fiscal 1995. This margin improvement reflects the significant increase in professional service fee income, together with the Company's focus on improving the management and delivery of its solution offerings.

  SALES AND MARKETING

     Sales and marketing expenses were $18,137,000 in fiscal 1996, an increase of 34.2% from $13,517,000 in fiscal 1995. This increase is attributable primarily to increased personnel, higher salaries, increased travel expenses primarily related to the increase in personnel, increased sales incentive costs, and additional marketing expenditures. These increases were offset by a decrease in bad debt expense. Bad debt expense in fiscal 1995 included a third quarter $200,000 increase in the reserve to provide for a specific account which was subsequently resolved for an amount that was less than the established reserve. In management's opinion, there was no need for any bad debt expense in fiscal 1996. Sales and marketing expenses as a percentage of total revenues declined to 41.6% in fiscal 1996 compared to 43.7% in fiscal 1995 due primarily to the increase in revenues.

  RESEARCH AND DEVELOPMENT

     Total expenditures for research and development were $4,237,000 for fiscal 1996, an increase of 32.7% from $3,193,000 for fiscal 1995. This increase was due to the hiring of additional personnel and their related costs, as well as increased third-party development costs. As a percentage of total revenues, research and development costs remained relatively constant at 9.7% for fiscal 1996 and 10.3% for fiscal 1995.

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $3,567,000 in fiscal 1996, representing an increase of 34.9%, as compared to $2,643,000 in fiscal 1995. In the third quarter of fiscal 1996, the Company incurred approximately $350,000 in one time charges, consisting primarily of severance and relocation costs, related to a change in the Chief Financial Officer position. Without these one time costs, general and administrative expenses would have increased 21.7%. Excluding the one time charge, the increases were due to general salary increases, additional personnel and the related costs associated with those personnel, and external professional service consulting costs. As a percentage of total revenues, general and administrative expenses were constant at 8.3% and 8.5%, respectively, for fiscal 1996 and 1995.

  OTHER INCOME (EXPENSE)

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

  PROVISION FOR INCOME TAXES

     The provision for income taxes was $1,843,000 and $183,000, resulting in effective tax rates of 22.9% and 3.4%, in fiscal 1996 and 1995, respectively. The Company's effective tax rates were affected by the availability of net operating loss carryforwards and certain tax credit carryforwards, which reduced the Company's federal tax liability for fiscal 1996 and eliminated the Company's federal tax liability in fiscal 1995. See Note 5 to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated quarterly results of operations for each of the eight quarters ended June 30, 1997. In the opinion of management, this quarterly information has been prepared on the same basis as the Company's annual audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information for the periods presented when read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto. The operating results for any quarter are not necessarily indicative of the results of the full year or any future quarter.

                                                                      QUARTERS ENDED
                                   ------------------------------------------------------------------------------------
                                                 FISCAL 1996                                 FISCAL 1997
                                   ----------------------------------------   -----------------------------------------
                                   SEPT. 30   DEC. 31   MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30
                                   --------   -------   --------   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees..........  $ 3,602    $ 4,674   $ 3,977    $ 5,571    $ 4,714    $  8,381   $11,380    $15,817
  Maintenance fees...............    3,312      3,567     3,608      3,818      4,047       4,853     5,716      6,394
  Professional services fees.....    1,491      1,984     2,748      5,084      5,177       6,498     6,765      5,392
  Other..........................       35         32        28         26         38          51        40         49
                                   -------    -------   -------    -------    -------    --------   -------    -------
        Total revenues...........    8,440     10,257    10,361     14,499     13,976      19,783    23,901     27,652
                                   -------    -------   -------    -------    -------    --------   -------    -------
Operating expenses:
  Cost of software license and
    maintenance fees.............      659        799       683        647        624         953     1,221      1,547
  Cost of professional services
    fees.........................    1,464      1,514     1,833      3,214      3,921       4,549     5,009      4,837
  Sales and marketing............    3,664      4,201     4,271      6,001      5,168       7,152     8,626     10,627
  Research and development.......      936      1,109     1,030      1,162      1,127       1,725     2,210      2,831
  Write-off of purchased
    in-process research and
    development..................       --         --        --         --         --      26,958        --         --
  General and administrative.....      763        762     1,174        868      1,115       1,505     1,862      1,837
                                   -------    -------   -------    -------    -------    --------   -------    -------
        Total operating
          expenses...............    7,486      8,385     8,991     11,892     11,955      42,842    18,928     21,679
                                   -------    -------   -------    -------    -------    --------   -------    -------
Income (loss) from operations....      954      1,872     1,370      2,607      2,021     (23,059)    4,973      5,973
                                   -------    -------   -------    -------    -------    --------   -------    -------
Other income (expense):
  Interest income................      306        322       378        344        386         344       249        330
  Interest expense...............       (3)        (2)       (4)        (2)        (1)        (52)        9         (1)
  Other, net.....................       (2)        (1)      (42)       (37)         4         (11)     (422)      (117)
        Total other income
          (expense)..............      301        319       332        305        389         281      (164)       212
Income (loss) before income
  taxes..........................    1,255      2,191     1,702      2,912      2,410     (22,778)    4,809      6,185
Provision for income taxes.......      314        551       432        546        854       1,406     1,661      2,141
                                   -------    -------   -------    -------    -------    --------   -------    -------
Net income (loss)................  $   941    $ 1,640   $ 1,270    $ 2,366    $ 1,556    $(24,184)  $ 3,148    $ 4,044
                                   =======    =======   =======    =======    =======    ========   =======    =======
Earnings (loss) per common and
  common share equivalent........  $  0.06    $  0.10   $  0.07    $  0.13    $  0.09    $  (1.42)  $  0.17    $  0.22
                                   =======    =======   =======    =======    =======    ========   =======    =======
Weighted average number of common
  and common share equivalents
  outstanding....................   17,040     17,092    17,278     17,558     17,668      17,045    18,337     18,460
                                   =======    =======   =======    =======    =======    ========   =======    =======

     The Company's revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of the customer evaluation process for Company products, the timing of customer system conversions, and, to a lesser extent, the Company's sales commission practices, which are based partly on quarterly incentives and annual quotas, and other factors. The Company's revenues and results of operations may also be affected by seasonal trends, which have resulted in higher revenues in the Company's second and fourth fiscal quarters and lower revenues in its first and third fiscal quarters. This seasonality is a result of many customers' annual purchasing and budgetary practices, the Company's sales commission practices, lower revenues in the summer months (particularly in Europe) when many businesses make fewer purchases, and other factors. The Company's professional services revenues tend to fluctuate due to the completion or commencement of significant projects, which may continue over several quarters, the number of working days in a quarter and the utilization rate of professional services personnel. The Company has little or no backlog. Therefore, quarterly revenues and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. The Company has often recognized a substantial portion of its license fees in the last month of the quarter, frequently in the last week. A significant portion of the Company's operating expenses is relatively fixed, since personnel levels and other expenses are based upon anticipated revenues. Because a substantial portion of these revenues may not be generated until the end of each quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These factors, many of which are not within the Company's control, can cause significant variations in operating results from quarter to quarter. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Factors That May Affect Future
Results -- Fluctuating Quarterly Results; -- Volatility of Common Stock Price."

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through the private sale of equity securities, the initial public offering of its common stock in March 1995, and, since July 1, 1993, from cash flow from operations. At June 30, 1997 the Company had cash and cash equivalents and investments of $28,575,000, representing a decrease of $229,000 from the total of $28,804,000 at June 30, 1996. See Notes 1, 2 and 3 of Notes to Consolidated Financial Statements.

     The Company's net cash provided by operating activities was $15,136,000 and $7,976,000 for the fiscal years ended June 30, 1997 and 1996, respectively. Net cash provided from operations in fiscal 1997 was composed primarily of net income excluding non-cash charges for the write-off of purchased in-process research and development, depreciation and amortization and a net increase in working capital. Net cash provided in fiscal 1996 was composed primarily of net income excluding non-cash charges for depreciation and amortization and compensation related to the Company's stock plans, and a net increase in working capital.

     The Company's investing activities used cash of $9,371,000 and $11,803,000, in the fiscal years ended June 30, 1997 and 1996, respectively. In fiscal 1997, cash was used for the purchase of R&O, net of the cash acquired, and to a lesser extent, the purchase of furniture, fixtures and equipment, offset in part by sales or maturities of investments in excess of purchases of investments. In fiscal 1996, the primary use of cash was for the purchase of investments, net of investment maturities.

     The Company's financing activities used cash of $1,942,000 and provided cash of $1,158,000 in the fiscal years ended June 30, 1997 and 1996, respectively. In fiscal 1997, the cash was used for payment of R&O debt acquired, offset in part by cash provided from the issuance of common stock upon the exercise of options and through the employee stock purchase plan. In fiscal 1996, cash was provided primarily by the sale of common stock through the employee stock purchase plan and the exercise of stock options.

     As of June 30, 1997, the Company did not have any material commitments for capital expenditures. In the fiscal year ending June 30, 1998, the Company anticipates capital expenditures of approximately $6.0 million, primarily for computer hardware and software to update the Company's communications equipment and systems.

     On September 22, 1997, the Company received proceeds in an aggregate amount of $76,180,000 from a secondary offering of 1,465,000 shares of its common stock. The Company expects that the proceeds of this offering and existing working capital, together with cash from operations, will be sufficient for the foreseeable future to meet its capital and liquidity needs for existing operations and general corporate purposes, as well as the addition of direct sales and research and development personnel, marketing initiatives, and potential acquisitions of businesses, products and technologies.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or (except as described below) foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars except in Italy, where they are denominated in lira. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $704,000 from foreign currency fluctuations in the fiscal year ended June 30, 1997. The Company's unhedged foreign currency exposure at June 30, 1997 consisted of the following (in thousands):

                          UNITED
                          KINGDOM    AUSTRALIA    GERMANY    NETHERLANDS    ITALY    OTHER     TOTAL
                          -------    ---------    -------    -----------    -----    -----    -------
Net investment in
  foreign
  subsidiaries..........  $  (730)     $ 225      $10,311       $(226)      $  --    $  21    $ 9,601
Net short-term
  receivables (payables)
  with foreign
  subsidiaries..........   (1,057)      (874)       7,106        (290)         --     (191)     4,694
Net receivable from
  foreign distributor...       --         --           --          --         406       --        406
                          -------      -----      -------       -----        ----    -----    -------

          Total.........  $(1,787)     $(649)     $17,417       $(516)      $ 406    $(170)   $14,701
                          =======      =====      =======       =====        ====    =====    =======

     The Company has not to date sought to hedge the risks associated with fluctuations in foreign exchange rates. The Company continues to evaluate the relative costs and benefits of hedging and may seek to hedge these risks in the future, if appropriate. Gains and losses relating to translation of the financial statements of the Company's foreign subsidiaries are included as a separate component of stockholders' equity in the Company's Consolidated Financial Statements. See "Factors That May Affect Future Results -- Risks from International Operations."

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         VIASOFT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
Report of Independent Public Accountants...........................................      35
Consolidated Balance Sheets........................................................      36
Consolidated Statements of Operations..............................................      37
Consolidated Statements of Stockholders' Equity....................................      38
Consolidated Statements of Cash Flows..............................................      39
Notes to Consolidated Financial Statements.........................................      40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VIASOFT, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of VIASOFT, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIASOFT, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  July 29, 1997 (except with respect to the matter discussed in Note 11, as to which the date is September 22, 1997).

                         VIASOFT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                        JUNE 30,
                                                                                  --------------------
                                                                                   1996         1997
                                                                                  -------     --------
                                                ASSETS
Current assets:
  Cash and cash equivalents (Note 1)............................................  $ 5,009     $  8,501
  Investments, at amortized cost (Note 3).......................................   23,795       12,697
  Accounts receivable (less allowance for doubtful accounts of $279 and $678, at   13,335       21,240
    June 30, 1996 and 1997 respectively)........................................
  Prepaid expenses and other (Notes 5 and 8)....................................    1,130        2,954
                                                                                  -------     --------
         Total current assets...................................................   43,269       45,392
                                                                                  -------     --------
Furniture and equipment (Note 1):
  Computer equipment............................................................    2,692        4,789
  Office furniture and equipment................................................    1,905        2,986
  Capitalized leased equipment..................................................      264          279
                                                                                  -------     --------
         Total furniture and equipment..........................................    4,861        8,054
  Less: Accumulated depreciation................................................   (2,895)      (3,775)
                                                                                  -------     --------
    Furniture and equipment, net................................................    1,966        4,279
                                                                                  -------     --------
Other assets (Notes 2 and 8):
  Investments, at amortized cost................................................       --        7,377
  Intangible assets, net........................................................       --        4,675
  Other.........................................................................    1,356        2,878
                                                                                  -------     --------
         Total other assets.....................................................    1,356       14,930
                                                                                  -------     --------
         Total assets...........................................................  $46,591     $ 64,601
                                                                                  =======     ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................  $ 1,456     $  2,016
  Accrued compensation..........................................................    1,491        3,309
  Accrued income taxes payable..................................................    1,824        3,276
  Other accrued expenses........................................................    3,100        8,709
  Deferred revenue (Note 1).....................................................    9,985       18,227
  Current maturities of obligations under capital leases (Note 4)...............       25           --
                                                                                  -------     --------
         Total current liabilities..............................................   17,881       35,537
                                                                                  -------     --------
Deferred revenue, recognized after one year (Note 1)............................      298          230
                                                                                  -------     --------
Obligations under capital leases, less current maturities (Note 4)..............       18           --
                                                                                  -------     --------
Other long term liabilities.....................................................      135          138
                                                                                  -------     --------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares authorized, 0 shares issued       --           --
    and outstanding.............................................................
  Common stock, $.001 par value, 24,000,000 shares authorized; 16,718,556 and          17           18
    17,722,772 shares issued and outstanding at June 30, 1996 and 1997, respectively (Notes 6 and 7)................................................
  Capital in excess of par value................................................   27,771       43,970
  Common stock subscriptions receivable (Note 7)................................      (59)         (55)
  Accumulated earnings (deficit)................................................      506      (14,930)
  Cumulative translation adjustment (Note 1)....................................       24         (307)
                                                                                  -------     --------
         Total stockholders' equity.............................................   28,259       28,696
                                                                                  -------     --------
         Total liabilities and stockholders' equity.............................  $46,591     $ 64,601
                                                                                  =======     ========

 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED JUNE 30,
                                                             --------------------------------
                                                              1995        1996         1997
                                                             -------     -------     --------
Revenues:
  Software license fees....................................  $14,311     $17,824     $ 40,292
  Maintenance fees.........................................   12,059      14,305       21,010
  Professional services fees...............................    4,387      11,307       23,832
  Other....................................................      194         121          178
                                                             -------     -------     --------
          Total revenues...................................   30,951      43,557       85,312
                                                             -------     -------     --------
Operating expense:
  Cost of software license and maintenance fees............    2,661       2,788        4,345
  Cost of professional services fees.......................    4,052       8,025       18,316
  Sales and marketing......................................   13,517      18,137       31,573
  Research and development.................................    3,193       4,237        7,893
  Write-off of purchased in-process research and
     development...........................................       --          --       26,958
  General and administrative...............................    2,643       3,567        6,319
                                                             -------     -------     --------
          Total operating expense..........................   26,066      36,754       95,404
                                                             -------     -------     --------
Income (loss) from operations..............................    4,885       6,803      (10,092)
                                                             -------     -------     --------
Other income (expense):
  Interest income..........................................      508       1,350        1,309
  Interest expense.........................................      (27)        (11)         (45)
  Other income (expense), net..............................        9         (82)        (546)
                                                             -------     -------     --------
          Total other income...............................      490       1,257          718
                                                             -------     -------     --------
Income (loss) before income taxes..........................    5,375       8,060       (9,374)
  Provision for income taxes...............................      183       1,843        6,062
                                                             -------     -------     --------
Net income (loss)..........................................  $ 5,192     $ 6,217     $(15,436)
                                                             =======     =======     ========
Earnings (loss) per common and common share equivalent
  (Note 1).................................................  $   .36     $   .36     $   (.90)
                                                             =======     =======     ========
Weighted average number of common and common share
  equivalents outstanding (Note 1).........................   14,584      17,391       17,212
                                                             =======     =======     ========

 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                 SERIES B
                                             PREFERRED STOCK          COMMON STOCK                       COMMON
                                          ----------------------   -------------------   CAPITAL IN       STOCK       ACCUMULATED
                                                       NUMBER                 NUMBER     EXCESS OF    SUBSCRIPTIONS    EARNINGS
                                           AMOUNT     OF SHARES    AMOUNT   OF SHARES    PAR VALUE     RECEIVABLE      (DEFICIT)
                                          --------   -----------   ------   ----------   ----------   -------------   -----------
Balance at June 30, 1994................  $ 12,703    13,271,895    $  3     3,438,708    $  1,462        $(265)       $ (10,903)
Conversion of preferred stock...........   (12,703)  (13,271,895)      9     8,847,814      12,694           --               --
  Sale of common stock,net..............        --            --       4     3,434,658      12,136           --               --
  Exercise of options, net..............        --            --      --       227,916          62           --               --
  Payments on common stock subscriptions
    receivable (Note 7).................        --            --      --            --          --            7               --
  Net income............................        --            --      --            --          --           --            5,192
  Translation adjustment................        --            --      --            --          --           --               --
                                          --------   -----------    ----    ----------    --------        -----        ---------
Balance at June 30, 1995................        --            --      16    15,949,096      26,354         (258)          (5,711)
  Sale of common stock, net.............        --            --      --       214,722         747           --               --
  Exercise of options, net..............        --            --       1       279,734         195           --               --
  Exercise of warrants..................        --            --      --       275,004         103           --               --
  Income tax benefit relating to stock
    plans (Note 5)......................        --            --      --            --         170           --               --
  Compensation relating to stock plans
    (Note 7)............................        --            --      --            --         202           --               --
  Payments on common stock subscriptions
    receivable (Note 7).................        --            --      --            --          --          199               --
  Net income............................        --            --      --            --          --           --            6,217
  Translation adjustment................        --            --      --            --          --           --               --
                                          --------   -----------    ----    ----------    --------        -----        ---------
Balance at June 30, 1996................        --            --      17    16,718,556      27,771          (59)             506
  Sale of common stock, net.............        --            --      --       299,636       1,281           --               --
  Exercise of options, net..............        --            --      --       279,468         914           --               --
  Shares issued in connection with
    acquisition of R&O Software-Technik
    (Note 2)............................        --            --       1       425,112      12,805           --               --
  Income tax benefit relating to stock
    plans (Note 5)......................        --            --      --            --       1,199           --               --
  Payments on stock subscriptions
    receivable (Note 7).................        --            --      --            --          --            4               --
  Net loss..............................        --            --      --            --          --           --          (15,436)
  Translation adjustment................        --            --      --            --          --           --               --
                                          --------   -----------    ----    ----------    --------        -----        ---------
Balance at June 30, 1997................  $     --            --    $ 18    17,722,772    $ 43,970        $ (55)       $ (14,930)
                                          ========   ===========    ====    ==========    ========        =====        =========


                                          CUMULATIVE
                                          TRANSLATION
                                          ADJUSTMENT    TOTAL
                                          ----------   --------
Balance at June 30, 1994................    $   39     $  3,039
Conversion of preferred stock...........        --           --
  Sale of common stock,net..............        --       12,140
  Exercise of options, net..............        --           62
  Payments on common stock subscriptions
    receivable (Note 7).................        --            7
  Net income............................        --        5,192
  Translation adjustment................       (17)         (17)
                                              ----     --------
Balance at June 30, 1995................        22       20,423
  Sale of common stock, net.............        --          747
  Exercise of options, net..............        --          196
  Exercise of warrants..................        --          103
  Income tax benefit relating to stock
    plans (Note 5)......................        --          170
  Compensation relating to stock plans
    (Note 7)............................        --          202
  Payments on common stock subscriptions
    receivable (Note 7).................        --          199
  Net income............................        --        6,217
  Translation adjustment................         2            2
                                              ----     --------
Balance at June 30, 1996................        24       28,259
  Sale of common stock, net.............        --        1,281
  Exercise of options, net..............        --          914
  Shares issued in connection with
    acquisition of R&O Software-Technik
    (Note 2)............................        --       12,806
  Income tax benefit relating to stock
    plans (Note 5)......................        --        1,199
  Payments on stock subscriptions
    receivable (Note 7).................        --            4
  Net loss..............................        --      (15,436)
  Translation adjustment................      (331)        (331)
                                              ----     --------
Balance at June 30, 1997................    $ (307)    $ 28,696
                                              ====     ========

 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED JUNE 30,
                                                          ----------------------------------
                                                            1995         1996         1997
                                                          --------     --------     --------
OPERATING ACTIVITIES:
  Net income (loss).....................................  $  5,192     $  6,217     $(15,436)
                                                          --------     --------     --------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
     Write-off of purchased in-process research and
       development......................................        --           --       26,958
     Depreciation and amortization......................       638          695        1,826
     Compensation expense related to stock plans........        --          202           --
     Loss on disposal of fixed assets...................        16            6           26
       Changes in operating assets and liabilities net
          of effect of business acquired:
       Increase in accounts receivable..................    (1,165)      (4,358)      (3,188)
       Increase in prepaid expenses and other assets....      (857)      (1,184)      (3,180)
       Increase (decrease) in accounts payable and other
          accrued expenses..............................       622        2,203       (2,343)
       Increase (decrease) in accrued compensation......      (262)         625        1,818
       Increase (decrease) in accrued income taxes
          payable.......................................       (82)       1,954        2,651
       Increase in deferred revenue.....................       806        1,616        6,004
                                                          --------     --------     --------
          Total adjustments.............................      (284)       1,759       30,572
                                                          --------     --------     --------
       Net cash provided by operating activities........     4,908        7,976       15,136
                                                          --------     --------     --------
INVESTING ACTIVITIES:
  Capital expenditures..................................      (722)        (987)      (2,747)
  Cash paid for business acquired, net of cash acquired
     (Note 2)...........................................        --           --      (10,225)
  Sale of investments...................................        --       32,890       36,098
  Purchase of investments...............................   (12,628)     (43,706)     (32,497)
                                                          --------     --------     --------
          Net cash used in investing activities.........   (13,350)     (11,803)      (9,371)
                                                          --------     --------     --------
FINANCING ACTIVITIES:
  Payments of short term debt (Note 2)..................        --           --       (4,099)
  Principal payments on obligations under capital
     leases.............................................      (171)         (87)         (43)
  Payments for offering costs...........................      (636)          --           --
  Proceeds from issuance of common stock................    12,840        1,046        2,196
  Payments received on common stock subscriptions
     receivable.........................................         7          199            4
                                                          --------     --------     --------
          Net cash provided by (used in) financing
            activities..................................    12,040        1,158       (1,942)
                                                          --------     --------     --------
Effect of exchange rate changes on cash.................       (17)          (2)        (331)
                                                          --------     --------     --------
Net increase (decrease) in cash and cash equivalents....     3,581       (2,671)       3,492
Cash and cash equivalents, beginning of year............     4,099        7,680        5,009
                                                          --------     --------     --------
Cash and cash equivalents, end of year..................  $  7,680     $  5,009     $  8,501
                                                          ========     ========     ========
Supplemental cash flow information:
  Interest paid.........................................  $     27     $     11     $     46
  Income taxes paid.....................................  $    409     $    450     $  2,934
  Capital lease obligations incurred....................  $     93     $     --     $     --
  Income tax benefit related to stock plans.............  $     --     $    170     $  1,199

 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

     VIASOFT, Inc. and its subsidiaries (the "Company") provide enterprise application management solutions that help large organizations worldwide understand, manage and evolve the large-scale software applications that support their fundamental business processes. The Company also provides professional services to large corporations and public entities to help them effectively manage and automate the evolution of their existing applications. The Company operates through its wholly-owned subsidiaries in Australia, the United Kingdom, Germany, Belgium and Mexico and an established network of semi-exclusive distributors in other international markets.

SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of VIASOFT, Inc. and its subsidiaries VIASOFT Pty. Ltd. (VIASOFT Pty); VIASOFT International, Inc.; VIASOFT U.K. Limited (VIASOFT UK); VIASOFT International GmbH (VIASOFT Germany); VIASOFT de Mexico, S.A. de C.V.; VIASOFT Benelux and Rottger & Osterberg Software-Technik GmbH. The subsidiary books are prepared in local currency and converted at time of consolidation to U.S. dollars using the exchange rate at the balance sheet date for balance sheet items and an average exchange rate during the period presented for income and expense items. All significant intercompany accounts and transactions have been eliminated.

  REVENUE RECOGNITION

     Revenue is recognized in accordance with Statement of Position 91-1, "Software Revenue Recognition." Accordingly, revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancellable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue related to insignificant obligations is deferred and recognized as the obligations are fulfilled. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized on a percentage of completion basis, which is generally as related services are provided. Professional services do not involve significant customization, modification or production of the licensed software. Such professional services fees are recognized as the related services are provided.

     Revenue generated by domestic operations from sales to unaffiliated foreign customers was 15%, 11% and 5% of total revenues in the years ended June 30, 1995, 1996 and 1997, respectively. See Note 9.

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

                         VIASOFT, INC. AND SUBSIDIARIES

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

  FURNITURE AND EQUIPMENT

     Furniture and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of three to seven years. Depreciation expense was $1,266,000, $664,000, and $558,000 in the years ended June 30, 1997, 1996, and 1995, respectively.

  PRODUCT DEVELOPMENT

     Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. In addition, the Company has and plans to continue to purchase software from third parties. Purchased software is also accounted for in accordance with SFAS No. 86. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial, and therefore no internal software development costs have been capitalized by the Company to date.

  FOREIGN CURRENCY TRANSLATION

     Financial information relating to the Company's foreign subsidiaries is reported in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The net foreign currency transaction gain (loss) in the years ended June 30, 1995, 1996 and 1997, was approximately $10,000, $16,000, and ($704,000), respectively. The gains or losses resulting from the translation of the financial statements of the Company's foreign subsidiaries have been included as a separate component of stockholders' equity.

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

     Effective December 1, 1994, the Board of Directors declared a one-for-three reverse stock split of the Company's common stock. On August 19, 1996, the Company's Board of Directors approved

                         VIASOFT, INC. AND SUBSIDIARIES
a two-for-one stock split of its outstanding common stock, to be effected in the form of a stock dividend. Each holder of shares of the Company's common stock on August 30, 1996 received one additional share of common stock for every one share of stock held. All share and per share information presented in these financial statements reflects the effect of this event.

     In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which supersedes Accounting Principles Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for fiscal years ending after December 15, 1997 and, when adopted, requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. The following table sets forth the proforma effect on net income (loss) per common share for the fiscal years ended June 30, 1997 and 1996, respectively, assuming the Company had adopted SFAS No. 128 on July 1, 1995:

                                                                   YEAR ENDED JUNE
                                                                         30,
                                                                  ------------------
                                                                   1996       1997
                                                                  -------   --------
                                                                      (SHARES IN
                                                                      THOUSANDS)
        Earnings (loss) per common and common share equivalent
          As reported...........................................  $   .36   ($   .90)
          Pro forma-basic.......................................  $   .38   ($   .90)
          Pro forma-diluted.....................................  $   .36   ($   .90)
        Weighted average number of common and common share
          equivalents outstanding
          As reported...........................................   17,391     17,212
          Pro forma-basic.......................................   16,237     17,212
          Pro forma-diluted.....................................   17,391     17,212

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

  RECENTLY ISSUED ACCOUNTING STATEMENTS

     During 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. The objective of SFAS No. 130 is to report a

                         VIASOFT, INC. AND SUBSIDIARIES
measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS No. 130 does not address issues of recognition or measurement for comprehensive income and its components, therefore, it will not have an impact on the financial condition or results of operation of the Company upon adoption.

  DEPENDENCE ON YEAR 2000

     The growth in the Company's professional services fees in fiscal 1996 and 1997 resulted primarily from increased demand for VIASOFT's Enterprise 2000 services as awareness of the year 2000 century date conversion problem has grown. In the fiscal years ended June 30, 1996 and 1997, VIASOFT's Enterprise 2000 services represented 74% and 72%, respectively, of the Company's professional services revenue. In addition, this demand has also accounted for a significant portion of software license revenue for the same periods as customers have acquired the Company's software products to help address their year 2000 concerns. The Company has experienced this growth in both the domestic and international markets. Should the demand for the Company's year 2000 solutions and products decline significantly as a result of new technologies, competition or any other factors, the Company's professional services fees and license revenues would be materially and adversely affected. The Company anticipates that demand in the year 2000 market will decline, perhaps rapidly, following the year 2000. It is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 services solutions to market other products and services beyond the year 2000 market. However, there can be no assurance that this strategy will be successful, and should the Company be unable to market other products and services as demand in the year 2000 market declines, whether as a result of competition, technological change or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

     The Company markets its products and services to customers for managing the maintenance and redevelopment of mission-critical computer software systems. In addition, a large and increasing portion of the Company's business is devoted to addressing the year 2000 problem, which affects the performance and reliability of many mission-critical systems. The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product and service liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's customer agreements may not be effective as a result of existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any material product or service liability claims to date, the sale and support of its products and services may entail the risk of such claims, particularly in the year 2000 market, which could be substantial in light of the use of its products and services in mission-critical applications. A successful product or service liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

2.  ACQUISITION OF ROTTGER & OSTERBERG SOFTWARE-TECHNIK GMBH ("R&O")

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

                         VIASOFT, INC. AND SUBSIDIARIES

Europe and the United States. The aggregate cost of the R&O acquisition consisted of the following (in thousands):

            Cash......................................................  $12,800
            Common stock..............................................   12,805
            Assumption of liabilities and acquisition costs...........   13,200
                                                                        -------
                 Total................................................  $38,805
                                                                        =======

     The Company issued 425,112 unregistered shares of its Common Stock pursuant to Regulation S in connection with this transaction, subject to certain restrictions imposed under the stock purchase agreement and applicable securities laws. Included in the cost of the acquisition was a payment of $2.0 million made to the former stockholders of R&O in February 1997 for meeting certain performance criteria. The Company also committed to pay additional cash consideration of $2.0 million (or, at each former R&O stockholder's election, additional shares of Common Stock with an equivalent market value) if certain financial performance criteria were met for the period from January 1, 1997 through June 30, 1997. This contingent earnout was not achieved and no further payments are due under the purchase agreement.

     The R&O acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos. 16 and 17 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $27.0 million of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended December 31, 1996. In order to bring the in-process software products to commercial availability, the Company estimated that it will need to spend up to $2.6 million on product integration and performance improvements. The Company allocated the aggregate cost of the acquisition as follows (in thousands):

            Accounts receivable.......................................  $ 4,672
            Other assets..............................................    1,956
            In-process research and development.......................   26,958
            Purchased research and development........................    2,000
            Other intangible assets...................................    3,219
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

                         VIASOFT, INC. AND SUBSIDIARIES

     The following unaudited pro forma combined condensed statements of operations for the fiscal years ended June 30, 1997 and 1996 give effect to the R&O acquisition as if it had been consummated as of the beginning of each respective period (in thousands except per share data):

                                                                 YEAR ENDED JUNE 30,
                                                                 -------------------
                                                                  1996        1997
                                                                 -------     -------
                                                                     (UNAUDITED)
        Total revenues.........................................  $62,754     $91,265
        Income before income taxes.............................    9,772      17,847
        Net income.............................................    7,535      11,692
        Earnings per share.....................................  $   .42     $   .64

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

3.  INVESTMENTS

     The Company's investments are all classified as held-to-maturity and consist of the following (in thousands):

                                                                  JUNE 30, 1997
                                                  ----------------------------------------------
                                                              GROSS        GROSS
                                                  AMORTIZED UNREALIZED   UNREALIZED
                                                   COST       GAINS        LOSSES     FAIR VALUE
                                                  -------   ----------   ----------   ----------
    U.S. Treasury securities....................  $ 5,648      $ --        $(109)      $  5,539
    Government-backed securities................    8,500        --          (34)         8,466
    Corporate bonds.............................    5,926        44            --         5,970
                                                  -------      ----        ------      --------
              Total.............................  $20,074      $ 44        $(143)      $ 19,975
                                                  =======      ====        ======      ========

                                                                  JUNE 30, 1996
                                                  ----------------------------------------------
                                                              GROSS        GROSS
                                                  AMORTIZED UNREALIZED   UNREALIZED
                                                   COST       GAINS        LOSSES     FAIR VALUE
                                                  -------   ----------   ----------   ----------
    U.S. Treasury securities....................  $13,846      $  1        $ (11)      $ 13,836
    Government-backed securities................    6,580        --           (6)         6,574
    Corporate bonds.............................    3,369        --          (50)         3,319
                                                  -------      ----          ----      --------
              Total.............................  $23,795      $  1        $ (67)      $ 23,729
                                                  =======      ====          ====      ========

     The following table reflects the investment maturities at June 30, 1997 (in thousands):

                                                                     AMORTIZED
                                                                       COST      FAIR VALUE
                                                                     --------    ----------
    Under one year.................................................   $12,697     $ 12,714
    Greater than one year and less than five years.................     7,377        7,261
                                                                      -------     --------
                                                                      $20,074     $ 19,975
                                                                      =======     ========

     All of the Company's investments at June 30, 1996 matured within one year.

                         VIASOFT, INC. AND SUBSIDIARIES

4.  OBLIGATIONS UNDER CAPITAL LEASES

     During the first quarter of fiscal 1995, the Company entered into a $525,000 general office and computer equipment line of credit with a financial institution which provides for financing up to 90% of the costs of such acquisitions domestically. The amount available under the line of credit is reduced by prior outstanding equipment loans from the financial institution, which aggregated approximately $47,000 as of June 30, 1996. There are no outstanding loans under the current agreement. Additional borrowings under this arrangement, if any, will bear interest at the three year U.S. Treasury Bill rate, plus 4.4 percentage points.

5.  INCOME TAXES

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Upon adoption of SFAS No. 109, there was no cumulative effect of the change in accounting principle.

     The provision for income taxes consists of the following (in thousands):

                                                                YEAR ENDED JUNE 30,
                                                          -------------------------------
                                                           1995        1996        1997
                                                          -------     -------     -------
    Current:
      Federal...........................................  $   120     $ 1,184     $ 4,834
      State.............................................      129         454         909
      Foreign...........................................       54         275       2,057
    Deferred............................................     (120)        322      (1,738)
    Utilization of net operating loss and tax
      credit carryforwards..............................    2,295       1,464          --
    Change in valuation allowance.......................   (2,295)     (1,856)         --
                                                          -------     -------     -------
    Provision for income taxes..........................  $   183     $ 1,843     $ 6,062
                                                          =======     =======     =======

     For the year ended June 30, 1997, income tax benefits of $1,199,000 were allocated to additional paid-in capital for tax benefits associated with the exercise of nonqualified stock options and the disqualifying disposition of incentive stock options.

                         VIASOFT, INC. AND SUBSIDIARIES

     The components of deferred taxes are as follows (in thousands):

                                                                        YEAR ENDED JUNE
                                                                              30,
                                                                       -----------------
                                                                        1996       1997
                                                                       ------     ------
    Deferred tax liabilities:
      Prepaid royalty................................................  $   34     $   --
      Accelerated tax depreciation...................................      94         89
      Other..........................................................      15         58
                                                                       ------     ------
              Total..................................................     143        147
                                                                       ------     ------
    Deferred tax assets:
      Foreign tax credits............................................     168      1,485
      Software development costs capitalized for tax.................     511        249
      Bad debt reserve...............................................     117        304
      Vacation accrual...............................................     146        193
      Deferred revenue...............................................      42         28
      Intangibles amortization.......................................      --        136
      Other..........................................................     122        224
                                                                       ------     ------
              Total..................................................   1,106      2,619
                                                                       ------     ------
    Net deferred tax asset...........................................  $  963     $2,472
                                                                       ======     ======

     Management believes that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred tax assets and, therefore, has eliminated the valuation allowance as of June 30, 1996. The Company recognized a tax benefit as a result of the change in the valuation allowance of $1,856,000 for the year ended June 30, 1996.

     A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

                                                                      YEAR ENDED JUNE 30,
                                                                     ----------------------
                                                                     1995     1996     1997
                                                                     ----     ----     ----
    Statutory federal rate.........................................   34%      34%      35%
    Write-off of in-process R&D....................................   --       --      (89)
    Effect of permanent differences................................    1        2       (2)
    Foreign taxes..................................................    1        4       (2)
    State taxes, net of federal benefit............................    1        4       (6)
    Tax credit carryforwards.......................................   --      (14)       3
    Benefit of net operating loss carryforwards....................  (34)      (7)      --
    Other..........................................................   --       --       (4)
                                                                     ---      ---      ---
                                                                       3 %     23%     (65)%
                                                                     ===      ===      ===

     The Company utilized its entire net operating loss carryforward during the year ended June 30, 1996.

6.  STOCK PLANS

1994 EQUITY INCENTIVE PLAN

     The 1994 Equity Incentive Plan ("1994 Plan") was adopted by the Board of Directors ("the Board") in August 1994, approved by the stockholders in November 1994, and became effective

                         VIASOFT, INC. AND SUBSIDIARIES

March 1, 1995. The 1994 Plan will terminate 10 years after the effective date. The 1994 Plan authorizes awards of incentive stock options to employees and non-qualified stock options, stock appreciation rights, performance units, restricted stock and other common stock-based awards to officers, directors, employees, and consultants of the Company and its subsidiaries. A total of 1,400,000 shares of common stock is reserved for issuance under the 1994 Plan. The options currently issued under the 1994 Plan vest as to 25% of the shares subject thereto on the first anniversary of the date of grant and vest at the rate of 6.25% of such shares per quarter of continuous service thereafter.

     The 1994 Plan is administered by a committee appointed by the Board consisting of at least two non-employee directors, who have the exclusive authority to administer and interpret the 1994 Plan. The committee has the power to, among other things, designate participants, determine types of awards to be granted and the price, timing, terms and duration of awards.

EMPLOYEE STOCK OPTION PLAN

     The Company has an approved stock option plan ("1986 Plan") for employees and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1986 Plan may be either incentive stock options or non-qualified stock options, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. Options vest 20% per year over five years and must be exercised within five to six years of the date of grant. Effective March 8, 1995, no further share grants may be made pursuant to this Plan.

EMPLOYEE STOCK PURCHASE PLAN

     The Company's Employee Stock Purchase Plan ("Purchase Plan") became effective at the time of the Company's initial public offering. The Company has reserved 800,000 shares of common stock for issuance under the Purchase Plan, and will allow eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. On May 1, 1997, the Purchase Plan was expanded to include the international employees of the Company and its subsidiaries. The purchase price per share is eighty-five percent (85%) of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period or (ii) the fair market value on the semi-annual purchase date. The purchase price, amount of shares purchased, and value of stock purchased are all subject to certain limitations on an individual and aggregate basis, as defined in the Purchase Plan. The Purchase Plan will terminate on the earlier of (i) the date on which all shares available for issuance under the Plan have been issued or (ii) December 31, 2003, unless earlier terminated by the Committee designated by the Board in accordance with the provisions of the Plan.

     As of June 30, 1997, 285,642 shares remained available for purchase through the Purchase Plan and there were 399 employees eligible to participate, of which 87%, or 347, participated. Employees purchased 299,636 shares during the year at prices ranging from $3.40 to $36.13. Total cash received by the Company was approximately $1,281,000. The Purchase Plan is non-compensatory, therefore, no charges to income were recorded.

OUTSIDE DIRECTOR STOCK OPTION PLAN

     The Company's Outside Director Stock Option Plan ("Director Plan") was approved by the stockholders and became effective on November 15, 1995. The Director Plan authorizes non-discretionary grants of nonstatutory stock options to non-employee directors of the Company. A total of 400,000 shares of common stock is reserved for issuance under the Director Plan. Each person who is elected for the first time as an Outside Director shall be, upon the date of his first

                         VIASOFT, INC. AND SUBSIDIARIES
election, automatically granted an option to purchase 20,000 shares at the fair market value of the shares on the grant date. Each Outside Director shall receive an option to purchase 10,000 shares at the fair market value established on the grant date upon re-election to the Board of Directors. The shares begin vesting one year after the date of grant in three equal annual installments and expire five years after the date of grant. The Plan will terminate on the tenth anniversary of the date it became effective. The Directors Plan is administered by a committee appointed by the Board.

401(K) PLAN

     The Company has a contributory retirement plan (the "401(k) Plan") covering eligible United States employees with at least 30 days of service and who are a minimum of 21 years old. The 401(k) Plan is a calendar year plan. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

     The 401(k) Plan provides that each participant may contribute up to 15% of his or her respective salary, not to exceed the statutory limit. The Company elected to make discretionary matching contributions of $120,000 for each of the 1995 and 1996 plan years to all participants who were employed by the Company on the effective date and who had made contributions to the 401(k) Plan during the plan year. This match was allocated based upon the employees' contributions in each plan year as a percentage of the total contributions of all eligible employees. For the 1996 plan year, the Company elected to make a 20% matching contribution of employee contributions of up to a maximum of $3,000 per participant. The Company had made contributions of approximately $98,000 for the 1996 plan year.

     Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions, if any, are allocated among all active participants based upon the employee's contributions for the plan year as a percentage of total employee contributions for the plan year.

OTHER

     The Board granted a total of 8,000 nonqualified stock options at $4.00 per share to three employees on February 15, 1995. These options vest over a five year period. During fiscal 1997, 5,000 of these options were exercised.

     The Board granted 20,000 nonqualified stock options at $4.43 per share to an outside investor relations consultant ("consultant") in April 1995. The options vested 50% on November 1, 1995 and 50% on November 1, 1996. The options have been fully exercised.

                         VIASOFT, INC. AND SUBSIDIARIES

     The following summarizes the activity under the Company's stock option plans as well as those issued outside the plans (see above):

                                                   YEAR ENDED JUNE 30,
                     --------------------------------------------------------------------------------
                              1995                        1996                         1997
                     -----------------------     -----------------------     ------------------------
                                   WEIGHTED                    WEIGHTED                     WEIGHTED
                                    AVERAGE                     AVERAGE                      AVERAGE
                                    OPTION                      OPTION                       OPTION
                      NUMBER         PRICE        NUMBER         PRICE         NUMBER         PRICE
                     OF SHARES     PER SHARE     OF SHARES     PER SHARE     OF SHARES      PER SHARE
                     ---------     ---------     ---------     ---------     ----------     ---------
Options
  outstanding,
  beginning of
  year.............    982,704       $0.58       1,381,214       $2.31        1,144,316       $4.59
Granted............    687,404        3.95         446,800        9.57          611,150       29.18
Canceled/expired...    (61,512)       0.48        (378,884)       5.05          (65,728)      28.51
Exercised..........   (227,382)       0.28        (305,348)       1.00         (279,466)       3.28
                     ---------                   ---------                    ---------
Options
  outstanding, end
  of year..........  1,381,214        2.31       1,143,782        4.59        1,410,272       14.40
                     =========                   =========                    =========
Options
  exercisable, end
  of year..........    257,683        0.54         259,058        2.35          310,126        3.54
                     =========                   =========                    =========
Options available
  for grant........    848,000                   1,067,034                      514,284
                     =========                   =========                    =========
Weighted average
  fair value of
  options
  granted..........                                  $9.57                       $29.18
                                                 =========                    =========

               OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                               AS OF JUNE 30,1997

                                       OPTIONS OUTSTANDING
                       ---------------------------------------------------          OPTIONS EXERCISABLE
                                           WEIGHTED                            ------------------------------
                                           AVERAGE             WEIGHTED                           WEIGHTED
      RANGE OF           OPTIONS          REMAINING            AVERAGE           OPTIONS          AVERAGE
   EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
---------------------  -----------     ----------------     --------------     -----------     --------------
$ 0.38 - $ 3.38......     236,272            2.35               $ 1.18           112,314           $ 0.73
$ 3.75 - $ 3.75......       6,668            3.34                 3.75             2,668             3.75
$ 4.00 - $ 4.00......     347,973            3.66                 4.00           150,243             4.00
$ 4.81 - $ 6.38......      58,687            4.23                 6.32            19,442             6.29
$11.06 - $17.00......     447,672            4.93                14.02            25,459            11.12
$33.50 - $45.25......     313,000            5.40                38.23                --               --
                        ---------            ----               ------           -------           ------
$ 0.38 - $45.25......   1,410,272            4.25               $14.40           310,126           $ 3.54
                        =========            ====               ======           =======           ======

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to

                         VIASOFT, INC. AND SUBSIDIARIES
continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." Entities electing to continue accounting for stock-based compensation under in APB No. 25 must make pro forma disclosures of net income
(loss) and earnings (loss) per share, as if the fair value based method of accounting defined in SFAS No. 123 has been applied.

     The Company has elected to account for its stock-based compensation plans under APB No. 25; therefore, no compensation cost is recognized in the accompanying financial statement for stock-based employee awards. However, the Company has computed for pro forma disclosure purposes the value of all options and Purchase Plan shares granted during 1996 and 1997, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          1996                                  1997
                              -----------------------------         -----------------------------
                              OPTIONS         PURCHASE PLAN         OPTIONS         PURCHASE PLAN
                              -------         -------------         -------         -------------
    Risk free interest rate     6.00%             5.30%               6.02%             5.47%
    Expected dividend yield       --                 --                 --                 --
    Expected lives              4.06 years         .5  years          4.06years          .5  years
    Expected volatility        69.00%            74.40%              80.00%            76.80%

     The total value of options and Purchase Plan shares granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period:

                                                         OPTION PLANS   PURCHASE PLAN
                                                         ------------   -------------
                                                                (IN THOUSANDS)
            Year ended June 30, 1997...................     $8,823          $ 870
            Year ended June 30, 1996...................     $1,955          $ 376

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's net income (loss) and earnings (loss) per common and common share equivalent would have been as follows:

                                                                     YEAR ENDED JUNE 30,
                                                                     -------------------
                                                                      1996        1997
                                                                     ------     --------
                                                                       (IN THOUSANDS,
                                                                      EXCEPT PER SHARE
                                                                            DATA)
    Net income (loss):
      As reported..................................................  $6,217     $(15,436)
      Pro forma....................................................   5,910      (17,669)
    Earnings (loss) per common and common share equivalent:
      As reported..................................................     .36         (.90)
      Pro forma....................................................  $  .35     $  (1.02)

     The effects of applying SFAS No. 123 for providing pro forma disclosures for 1996 and 1997 are not likely to be representative of the effects on reported net income (loss) and earnings (loss) per common and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

7.  CAPITAL STOCK

     Effective in connection with the Company's initial public offering in March 1995, each three shares of Series B preferred stock then outstanding, was converted into one share of the Company's common stock. At that time, the Series B preferred stock was retired.

                         VIASOFT, INC. AND SUBSIDIARIES

     During the year ended June 30, 1994, the Company entered into stock purchase agreements with three officers and a director to sell an aggregate of 283,334 shares of common stock at the fair market value on the date of the agreements ($.38 to $.75 per share) in exchange for full recourse promissory notes aggregating $153,750. In addition, options for the purchase of 181,920 shares were exercised by an officer/director in exchange for a full recourse promissory note in the amount of $27,015. The unpaid balance on the notes is reflected in stockholders' equity as common stock subscriptions receivable at June 30, 1997.

8.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     On August 27, 1996, the Company entered into an agreement with Tadiran Information Systems, Ltd. ("Tadiran"), an Israeli company, to purchase a date bridging product ("the Product"), as well as a patent application, copyrights, and a covenant not to compete related to the Product and certain additional enhancements to the product. The purchase price of the Product was $2,300,000 payable in installments based on delivery dates for different releases of the Product which occurred between September, 1996 and March, 1997. The purchase price of the enhancements was $695,000, payable in installments based upon delivery which occurred between February and July, 1997. The Company has paid the entire purchase price for all products and enhancements which had been delivered. The purchase of the Product will be capitalized in accordance with SFAS No. 86 and amortized over the greater of the useful life of the product, which is estimated to be 36 months, or using the revenue ratio method, whichever results in a greater amount of amortization in the applicable reporting period.

     In addition to the purchase price, royalties on sales of software licenses for the Product are due to Tadiran in the amount of 15% of the first $2,000,000 in sales, 12% for the next $8,000,000, and 10% for any additional sales. Royalties due to Tadiran as of June 30, 1997 were $169,000. The Company also has the right to commission a future version of the software for an agreed upon time and materials rate.

     During November 1993, the Company entered into a five-year agreement with SEEC, Inc. ("Licensor") which granted the Company a license to use, market and reproduce certain of Licensor's products under the Company's label. The Company agreed to pay to the Licensor a royalty of 30% of any license or maintenance fees related to the covered products up to a maximum of $2 million. Under this agreement, the Company prepaid a minimum royalty of $40,000 per month for the first nine months and $60,000 per month for the next nine months. Prepaid royalties were generally nonrefundable, except in the case of certain defaults by the Licensor. As of June 30, 1996, all prepaid royalties under the agreement were fully amortized. As of June 1997, the agreement had been terminated.

     The Company leases its corporate office facilities in two locations in Phoenix, Arizona. On August 15, 1994, the Company extended the office lease at one of its facilities, which will expire on December 31, 1999. On December 19, 1996, the Company entered into a lease at another location in Phoenix, Arizona which will expire on May 31, 2001. Rental expense relating to these leases amounted to approximately $487,000, $583,000 and $786,000 in the years ended June 30, 1995, 1996, and 1997, respectively.

     The Company has entered into several office leases for sales offices in various cities and countries. These leases expire at various dates through 2000. Rental expense relating to these leases amounted to approximately $415,000, $575,000, and $684,000 in the years ended June 30, 1995, 1996, and 1997, respectively.

                         VIASOFT, INC. AND SUBSIDIARIES

     The Company is party to a data processing agreement under which it utilizes certain computer equipment and software of an independent third party. The eighteen month agreement expires in January 1999. Expenses under this agreement were approximately $794,000, $673,000, and $860,000 in the years ended June 30, 1995, 1996, and 1997, respectively. The base monthly charge for usage is approximately $59,000, subject to adjustment for excess usage as defined in the agreement.

     The Company is party to a facilities management agreement under which it leases certain office equipment and utilizes personnel of an independent third party to manage its corporate office and produce the Company's product documentation. The agreement expires in October 1998. Payments under this agreement were approximately $362,000 in the year ended June 30, 1997. The base monthly charge is approximately $31,000 subject to an adjustment for usage as defined in the agreement.

     The future minimum rental payments under all noncancellable operating leases for each of the years ending June 30 are as follows (in thousands):

            Year ending June 30:
            1998....................................................    $ 3,452
            1999....................................................      2,962
            2000....................................................      1,817
            2001....................................................      1,280
            2002....................................................        520
            Thereafter..............................................        408
                                                                        -------
                                                                        $10,439
                                                                        =======

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

     Sales and marketing activities related to software license fees, maintenance fees and professional services fees are conducted in North America and certain foreign locations, principally the United Kingdom, Europe and Australia. Revenue and income (loss) before provision for income taxes for each of the years in the three year period ended June 30, 1997, and identifiable assets at June 30, 1995, 1996, and 1997, are as follows (in thousands):

                                                               YEAR ENDED JUNE 30,
                                                         --------------------------------
                                                          1995        1996         1997
                                                         -------     -------     --------
    Revenue(1):
      North America-domestic...........................  $22,517     $32,878     $ 57,728
      International-principally distributors:
         Europe........................................    2,744       3,097        2,581
         All others....................................    1,785       1,721        1,520
      Foreign subsidiaries and branches................    3,905       5,861       23,483
                                                         -------     -------     --------
              Total revenue............................  $30,951     $43,557     $ 85,312
                                                         =======     =======     ========

                         VIASOFT, INC. AND SUBSIDIARIES

                                                               YEAR ENDED JUNE 30,
                                                         --------------------------------
                                                          1995        1996         1997
                                                         -------     -------     --------
    Income (Loss) Before Income Taxes(1):
      North America....................................  $ 5,317     $ 8,517     $(17,860)
      Foreign subsidiaries and branches................       58        (457)       8,486
                                                         -------     -------     --------
              Income (loss) before income taxes........  $ 5,375     $ 8,060     $ (9,374)
                                                         ========    ========    =========
    Identifiable Assets(1):
      North America....................................  $30,087     $43,370     $ 50,527
      Foreign subsidiaries and branches................    2,527       3,221       14,074
                                                         -------     -------     --------
              Total assets.............................  $32,614     $46,591     $ 64,601
                                                         ========    ========    =========

---------------
(1) Includes VIASOFT, VIASOFT UK, and VIASOFT de Mexico, S.A. de C.V. for all periods, VIASOFT Germany since its formation on October 1, 1994, VIASOFT Netherlands since its formation on July 1, 1995, Viasoft Benelux since its formation on July 1, 1996, and the operations of R&O since its acquisition on December 5, 1996.

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                              THREE MONTHS ENDED
                                            ------------------------------------------------------
                                            SEPTEMBER 30     DECEMBER 31      MARCH 31     JUNE 30
                                            ------------     ------------     --------     -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal 1997:
  Revenue.................................    $ 13,976         $ 19,783       $ 23,901     $27,652
  Income (loss) from operations...........       2,021          (23,059)         4,973       5,973
  Net income (loss).......................       1,556          (24,184)         3,148       4,044
  Earnings (loss) per common and common       $    .09         $  (1.42)      $    .17     $   .22
     share equivalent.....................

Fiscal 1996:
  Revenue.................................    $  8,440         $ 10,257       $ 10,361     $14,499
  Income from operations..................         954            1,872          1,370       2,607
  Net income..............................         941            1,640          1,270       2,366
  Earnings per common and common share        $    .06         $    .10       $    .08     $   .14
     equivalent...........................

Fiscal 1995:
  Revenue.................................    $  6,317         $  8,014       $  7,605     $ 9,015
  Income from operations..................         624            1,462          1,015       1,784
  Net income..............................         576            1,325          1,047       2,244
  Earnings per common and common share        $    .05         $    .10       $    .07     $   .13
     equivalent...........................

11.  SUBSEQUENT EVENT:

     On September 22, 1997, the Company received proceeds in an aggregate amount of $76,180,000 from a secondary offering of 1,465,000 shares of its common stock.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's 1997 Annual Meeting of Stockholders under the heading "Election of Directors" is incorporated herein by reference, as is the information concerning the directors, officers, and more than 10% stockholders of the Company under the heading "Section 16(a) Compliance." The name, age and position of each executive officer of the Company set forth under the heading "Executive Officers of the Registrant" in Part I of this report is incorporated herein by reference.

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

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:

          (1) Consolidated Financial Statements.

                  See Index to Consolidated Financial Statements at Item 8.

          (2) Consolidated Financial Statement Schedules.

                  Report of Independent Public Accountants. See page 63 of this report.

                  Schedule I, Valuation and Qualifying Accounts and Reserves. See page 64 of this report.

        (3) Exhibits:

             The following exhibits are filed herewith or incorporated by reference.

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
------         ------------------------------------------------------------------------------
  3.1          Restated Certificate of Incorporation (incorporated herein by reference to
               Exhibit 10.20 to the Company's Form 10-K for fiscal year 1995)
  3.2          Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3(e) to the Company's Registration Statement on Form S-1
               (Registration No. 33-88366))
  4.1          Form of Certificate for Common Stock (incorporated herein by reference to
               Exhibit 4(a) to the Company's Registration Statement on Form S-1 (Registration
               No. 33-88366))
  4.2          Form of Warrant to Purchase Common Stock (incorporated herein by reference to
               Exhibit 4(b) to the Company's Registration Statement on Form S-1 (Registration
               No. 33-88366))
  4.3          Series B Preferred Stock Purchase Agreement dated as of September 28, 1984 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-1
               (Registration No. 33-88366))
  4.4          Series A Preferred Stock Subscription Agreements dated June 1, 1984 and
               Amendments thereto dated September 25, 1984, among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))
 10.1          Business Loan Agreement dated February 15, 1994 between the Company and
               Silicon Valley Bank, as amended (incorporated herein by reference to Exhibit
               10(a) to the Company's Registration Statement on Form S-1 (Registration No.
               33-88366))
 10.2          Letter Agreement between the Company and M & I First National Leasing Corp.
               dated September 9, 1994 and form of equipment lease documents (incorporated herein by reference to Exhibit 10(b) to the Company's Registration Statement
               on Form S-1 (Registration No. 33-88366))
10.3(3)        International Software Marketing and License Agreement dated November 29, 1993 between SEEC, Inc. and the Company, as amended (incorporated herein by reference to Exhibit 10(d) to the Company's Registration Statement on Form S-1
               (Registration No. 33-88366))
 10.5          Office Lease dated June 5, 1992 between the Company and the Mutual Life
               Insurance Company of New York, as amended (incorporated herein by reference to
               Exhibit 10(e) to the Company's Registration Statement on Form S-1
               (Registration No. 33-88366))
10.6(2)        Form of Indemnification Agreement between the Company and each of its directors (incorporated herein by reference to Exhibit 10(f) to the Company's
               Registration Statement on Form S-1 (Registration No. 33- 88366))

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
------         ------------------------------------------------------------------------------
10.7(2)        VIASOFT, Inc. 1986 Stock Option Plan (incorporated herein by reference to
               Exhibit 10(g) to the Company's Registration Statement on Form S-1
               (Registration No. 33-88366))
10.8(2)        Form of Incentive Stock Option Agreement under 1986 Stock Option Plan
               (incorporated herein by reference to Exhibit 10(h) to the Company's
               Registration Statement on Form S-1 (Registration No. 33-88366))
10.9(2)        Form of Incentive Stock Option Agreement under 1986 Stock Option Plan for officers of the Company (incorporated herein by reference to Exhibit 10(i) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))
 10.10(2)      Form of Non-Qualified Stock Option Agreement under 1986 Stock Option Plan
               (incorporated herein by reference to Exhibit 10(j) to the Company's
               Registration Statement on Form S-1 (Registration No. 33- 88366))
 10.11(2)      Form of Restricted Stock Purchase Agreement for officers and directors of the
               Company (incorporated herein by reference to Exhibit 10(k) to the Company's
               Registration Statement on Form S-1 (Registration No. 33-88366))
 10.12(2)      1994 Equity Incentive Plan (incorporated herein by reference to Exhibit 10(l)
               to the Company's Registration Statement on Form S-1 (Registration No.
               33-88366))
 10.13(2)      Employee Stock Purchase Plan, as amended (incorporated herein by reference to
               Exhibit 10(m) to Amendment No. 2 to the Company's Registration Statement on
               Form S-1 (Registration No. 33-88366))
 10.14(2)      Employment Agreement dated July 28, 1994 between the Company and Colin J.
               Reardon (incorporated herein by reference to Exhibit 10(o) to the Company's
               Registration Statement on Form, S-1 (Registration No. 33-88366))
 10.15(2)(4)   FY 1996 Executive Bonus Plan (incorporated herein by reference to Exhibit
               10.20 to the Company's Form 10-K for fiscal year 1995)
 10.16(2)(4)   FY 1996 Compensation Plan for Senior Vice President, Sales and Marketing --
               Americas (incorporated herein by reference to Exhibit 10.21 to the Company's
               Form 10-K for fiscal year 1995)
 10.17(2)(4)   FY 1996 Compensation Plan for Vice President, International Operations
               (incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-K for fiscal year 1995)
 10.18(2)(4)   Confidential Severance Agreement between the Company and Hal L. Carr, Jr.
               (incorporated herein by reference to Exhibit 10.23 to the Company's Form 10-K for fiscal year 1995)
 10.19(2)      Confidential Severance Agreement between the Company and Albert J. Boos, Jr.
               (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1996)
 10.20(2)(5)   VIASOFT FY97 Executive Bonus Plan (incorporated herein by reference to Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996)
 10.21(2)(5)   FY 97 Incentive Plan for Senior Vice President, Americas (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended
               September 30, 1996)
 10.22(2)(5)   FY 97 Incentive Plan for Vice President, International Operations
               (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1996)
 10.23(2)(5)   Consulting and Employment Agreement between the Company and Mark R. Schonau
               (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1996)
 10.24         Outside Director Stock Option Plan (incorporated herein by reference to
               Exhibit A of the Company's Definitive Schedule 14A Proxy Statement for the
               1995 Annual Meeting of Stockholders)
 10.25(1)      Employee Stock Purchase Plan (as amended and restated as of April 24, 1997)
 10.26(1)      Assignment, Assumption and Novation Agreement dated September 12, 1997 and
               Assignment, Assumption and Novation Agreement dated December 19, 1996, relating to Londen Center Lease Agreement
 11(1)         Computation of Earnings per Share

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
------         ------------------------------------------------------------------------------
21(1)          Subsidiaries of the Company
23(1)          Consent of Arthur Andersen LLP
24(1)          Powers of Attorney

---------------
(1) Filed herewith

(2) Management contract or compensation plan or arrangement

(3) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by order dated February 28, 1995

(4) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by order dated November 22, 1996.

(5) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by order dated January 6, 1997.

     (B) REPORTS ON FORM 8-K.

     The Company has filed no reports on Form 8-K during the quarter ended June 30, 1997.

     (C) EXHIBITS.

     The list of Exhibits required by Item 601 of Regulation S-K is included in
Item 14(a)(3) above.

     (D) FINANCIAL STATEMENT SCHEDULES.

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of September, 1997.

                                          VIASOFT, Inc.

                                          By: /s/  STEVEN D. WHITEMAN
                                            ------------------------------------
                                                     Steven D. Whiteman
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             SIGNATURE                               TITLE                         DATE
------------------------------------      ----------------------------      -------------------
       /s/ STEVEN D. WHITEMAN
------------------------------------
         Steven D. Whiteman               Chief Executive Officer,          September 26, 1997
                                            Director

        /s/ MARK R. SCHONAU
------------------------------------
          Mark R. Schonau                 Chief Financial Officer,          September 26, 1997
                                            Chief Accounting Officer

------------------------------------
         John J. Barry III                Director                          September 26, 1997

        * ALEXANDER S. KULI
------------------------------------
         Alexander S. Kuli                Director                          September 26, 1997

         * J. DAVID PARRISH
------------------------------------
          J. David Parrish                Director                          September 26, 1997

       * ARTHUR C. PATTERSON
------------------------------------
        Arthur C. Patterson               Director                          September 26, 1997

   *By: /s/ CATHERINE R. HARDWICK
------------------------------------
          Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT                            PAGE
------         -------------------------------------    -------------------------------------
  3.1          Restated Certificate of Incorporation    Incorporated herein by reference to
                                                        Exhibit 10.20 to the Company's Form
                                                        10-K for fiscal year 1995
  3.2          Amended and Restated Bylaws of the       Incorporated herein by reference to
               Company                                  Exhibit 3(e) to the Company's
                                                        Registration Statement on Form S-1
                                                        (Registration No. 33-88366)
  4.1          Form of Certificate for Common Stock     Incorporated herein by reference to
                                                        Exhibit 4(a) to the Company's
                                                        Registration Statement on Form S-1
                                                        (Registration No. 33-88366)
  4.2          Form of Warrant to Purchase Common       Incorporated herein by reference to
               Stock                                    Exhibit 4(b) to the Company's
                                                        Registration Statement on Form S-1
                                                        (Registration No. 33-88366)
  4.3          Series B Preferred Stock Purchase        Incorporated herein by reference to
               Agreement dated as of September 28,      Exhibit 4(c) to the Company's
               1984 among the Company and the           Registration Statement on Form S-1
               purchasers named therein                 (Registration No. 33-88366)
  4.4          Series A Preferred Stock Subscription    Incorporated herein by reference to
               Agreements dated June 1, 1984 and        Exhibit 4(d) to the Company's
               Amendments thereto dated September       Registration Statement on Form S-1
               25, 1984, among the Company and the      (Registration No. 33-88366)
               purchasers named therein
 10.1          Business Loan Agreement dated            Incorporated herein by reference to
               February 15, 1994 between the Company    Exhibit 10(a) to the Company's
               and Silicon Valley Bank, as amended      Registration Statement on Form S-1
                                                        (Registration No. 33-88366)
 10.2          Letter Agreement between the Company     Incorporated herein by reference to
               and M & I First National Leasing         Exhibit 10(b) to the Company's
               Corp. dated September 9, 1994 and        Registration Statement on Form S-1
               form of equipment lease documents        (Registration No. 33-88366)
 10.3 (3)      International Software Marketing and     Incorporated herein by reference to
               License Agreement dated November 29,     Exhibit 10(d) to the Company's
               1993 between SEEC, Inc. and the          Registration Statement on Form S-1
               Company, as amended                      (Registration No. 33-88366)
 10.5          Office Lease dated June 5, 1992          Incorporated herein by reference to
               between the Company and the Mutual       Exhibit 10(e) to the Company's
               Life Insurance Company of New York,      Registration Statement on Form S-1
               as amended                               (Registration No. 33-88366)
 10.6 (2)      Form of Indemnification Agreement        Incorporated herein by reference to
               between the Company and each of its      Exhibit 10(f) to the Company's
               directors                                Registration Statement on Form S-1
                                                        (Registration No. 33-88366)
 10.7 (2)      VIASOFT, Inc. 1986 Stock Option Plan     Incorporated herein by reference to
                                                        Exhibit 10(g) to the Company's
                                                        Registration Statement on Form S-1
                                                        (Registration No. 33-88366)
 10.8 (2)      Form of Incentive Stock Option           Incorporated herein by reference to
               Agreement under 1986 Stock Option        Exhibit 10(h) to the Company's
               Plan                                     Registration Statement on Form S-1
                                                        (Registration No. 33-88366)

EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT                            PAGE
------         -------------------------------------    -------------------------------------
 10.9 (2)      Form of Incentive Stock Option           Incorporated herein by reference to
               Agreement under 1986 Stock Option        Exhibit 10(i) to the Company's
               Plan for officers of the Company         Registration Statement on Form S-1
                                                        (Registration No. 33-88366)
 10.10(2)      Form of Non-Qualified Stock Option       Incorporated herein by reference to
               Agreement under 1986 Stock Option        Exhibit 10(j) to the Company's
               Plan                                     Registration Statement on Form S-1
                                                        (Registration No. 33-88366)
 10.11(2)      Form of Restricted Stock Purchase        Incorporated herein by reference to
               Agreement for officers and directors     Exhibit 10(k) to the Company's
               of the Company                           Registration Statement on Form S-1
                                                        (Registration No. 33-88366)
 10.12(2)      1994 Equity Incentive Plan               Incorporated herein by reference to
                                                        Exhibit 10(l) to the Company's
                                                        Registration Statement on Form S-1
                                                        (Registration No. 33-88366)
 10.13(2)      Employee Stock Purchase Plan, as         Incorporated herein by reference to
               amended                                  Exhibit 10(m) to Amendment No. 2 to
                                                        the Company's Registration Statement
                                                        on Form S-1 (Registration No.
                                                        33-88366)
 10.14(2)      Employment Agreement dated July 28,      Incorporated herein by reference to
               1994 between the Company and Colin J.    Exhibit 10(o) to the Company's
               Reardon                                  Registration Statement on Form S-1
                                                        (Registration No. 33-88366)
 10.15(2)(4)   FY 1996 Executive Bonus Plan             Incorporated herein by reference to
                                                        Exhibit 10.20 to the Company's Form
                                                        10-K for fiscal year 1995
 10.16(2)(4)   FY 1996 Compensation Plan for Senior     Incorporated herein by reference to
               Vice President, Sales and                Exhibit 10.21 to the Company's Form
               Marketing -- Americas                    10-K for fiscal year 1995
 10.17(2)(4)   FY 1996 Compensation Plan for Vice       Incorporated herein by reference to
               President, International Operations      Exhibit 10.22 to the Company's Form
                                                        10-K for fiscal year 1995
 10.18(2)(4)   Confidential Severance Agreement         Incorporated herein by reference to
               between the Company and Hal L. Carr,     Exhibit 10.23 to the Company's Form
               Jr.                                      10-K for fiscal year 1995
 10.19(2)      Confidential Severance Agreement         Incorporated herein by reference to
               between the Company and Albert J.        Exhibit 10.1 to the Company's Form
               Boos, Jr.                                10-Q for the quarter ended March 31,
                                                        1996
 10.20(2)(5)   VIASOFT FY97 Executive Bonus Plan        Incorporated herein by reference to
                                                        Exhibit 10.1 to the Company's Form
                                                        10-Q for the quarter ended September
                                                        30, 1996
 10.21(2)(5)   FY 97 Incentive Plan for Senior Vice     Incorporated herein by reference to
               President, Americas                      Exhibit 10.2 to the Company's Form
                                                        10-Q for the quarter ended September
                                                        30, 1996
 10.22(2)(5)   FY 97 Incentive Plan for Vice            Incorporated herein by reference to
               President, International Operations      Exhibit 10.3 to the Company's Form
                                                        10-Q for the quarter ended September
                                                        30, 1996
 10.23(2)(5)   Consulting and Employment Agreement      Incorporated herein by reference to
               between the Company and Mark R.          Exhibit 10.4 to the Company's Form
               Schonau                                  10-Q for the quarter ended September
                                                        30, 1996

EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT                            PAGE
------         -------------------------------------    -------------------------------------
 10.24         Outside Director Stock Option Plan       Incorporated herein by reference to
                                                        Exhibit A of the Company's Definitive
                                                        Schedule 14A Proxy Statement for the
                                                        1995 Annual Meeting of Stockholders)
 10.25(1)      Employee Stock Purchase Plan (as         Exhibit Page 1
               amended and restated as of April 24,
               1997)
 10.26(1)      Assignment, Assumption and Novation      Exhibit Page 10
               Agreement dated September 12, 1997
               and Assignment, Assumption and
               Novation Agreement dated December 19,
               1996 relating to Londen Center Lease
               Agreement
 11   (1)      Computation of Earnings per Share        Exhibit Page 93
 21   (1)      Subsidiaries of the Company              Exhibit Page 94
 23   (1)      Consent of Arthur Andersen LLP           Exhibit Page 95
 24   (1)      Powers of Attorney                       Exhibit Page 96

---------------
(1) Filed herewith

(2) Management contract or compensation plan or arrangement

(3) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by order dated February 28, 1995.

(4) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by order dated November 22, 1996.

(5) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by order dated January 6, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VIASOFT, Inc. and Subsidiaries:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of VIASOFT, Inc. and Subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated July 29, 1997 (except with respect to the matter discussed in Note 11, as to which the date is September 22, 1997). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  July 29, 1997 (except
  with respect to the
  matter discussed in Note
  11, as to which the date
  is September 22, 1997).

                                   SCHEDULE I

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                                                          ADDITIONS
                                                ------------------------------
                                                CHARGED
                                                TO COSTS   ACQUIRED   CHARGED                 BALANCE AT
                                    BEGINNING     AND        FROM     TO OTHER   DEDUCTIONS     END OF
           DESCRIPTION              OF PERIOD   EXPENSES     R&O      ACCOUNTS      (1)         PERIOD
----------------------------------  ---------   --------   --------   --------   ----------   ----------
Allowance for doubtful accounts
Year Ended June 30, 1995..........    $ 181       $210       $ --       $ --        $ --         $391
Year Ended June 30, 1996..........      391         --         --         --         112          279
Year Ended June 30, 1997..........      279        525        128        174         428          678

---------------
(1) Write-off of uncollectable amounts.