Form 10-Q
period 1997-09-30
VIASOFT INC /DE/
filed 1997-11-14
CIK 935418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER  30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of October 31, 1997, there were 19,349,181 outstanding shares of Common Stock, par value $.001 per share, of Viasoft, Inc.

                         VIASOFT, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                Page
PART I.           FINANCIAL INFORMATION                                                         ----

   Item 1.        Financial Statements

                  Consolidated Balance Sheets as of September 30, 1997
                  and June 30, 1997                                                               3

                  Consolidated Statements of Operations for the
                  three months ended September 30, 1997 and 1996                                  4

                  Consolidated Statements of Cash Flows for the three
                  months ended September 30, 1997 and 1996                                        5

                  Notes to Consolidated Financial Statements                                      6

   Item 2.        Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations                                   8

PART II.          OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                                                14

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       ( in thousands, except share data)

                                                                                SEPTEMBER 30,      JUNE 30,
                                                                                    1997             1997
                                                                               --------------   -------------
                            ASSETS                                               (unaudited)
Current assets:
       Cash and cash equivalents                                                  $  83,456        $  8,501
       Investments, at amortized cost                                                20,275          12,697
       Accounts receivable (less allowance for doubtful accounts
              of $653 and $678, respectively)                                        21,333          21,240
       Prepaid expenses and other                                                     3,237           2,954
                                                                                  ---------        --------
              Total current assets                                                  128,301          45,392
                                                                                  ---------        --------

Furniture and equipment:
       Computer equipment                                                             5,168           4,789
       Office furniture and equipment                                                 3,547           2,986
       Capitalized leased equipment                                                     264             279
                                                                                  ---------        --------
              Total furniture and equipment                                           8,979           8,054
       Less:  Accumulated depreciation                                               (4,040)         (3,775)
                                                                                  ---------        --------
              Furniture and equipment, net                                            4,939           4,279
                                                                                  ---------        --------

Other assets:
       Investments, at amortized cost                                                 4,268           7,377
       Intangible assets, net                                                         4,994           4,675
       Other                                                                          3,124           2,878
                                                                                  ---------        --------
              Total other assets                                                     12,386          14,930
                                                                                  ---------        --------
              Total assets                                                        $ 145,626        $ 64,601
                                                                                  =========        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                           $   1,997        $  2,016
       Accrued compensation                                                           2,414           3,309
       Accrued income taxes payable                                                   5,140           3,276
       Other accrued expenses                                                        10,225           8,709
       Deferred revenue                                                              16,798          18,227
                                                                                  ---------        --------
              Total current liabilities                                              36,574          35,537
                                                                                  ---------        --------
Deferred revenue, recognized after one year                                             207             230
                                                                                  ---------        --------
Other long term liabilities                                                             169             138
                                                                                  ---------        --------
Commitments and contingencies
Stockholders' equity:
       Preferred stock, $.001 par value, 2,000,000 shares authorized,
              no shares issued or outstanding                                           -               -
       Common stock, $.001 par value, 24,000,000 shares authorized,
              19,317,806 and 17,722,772 shares issued and outstanding at
              September 30, and June 30, 1997, respectively                              19              18
       Capital in excess of par value                                               120,065          43,970
       Common stock subscriptions receivable                                            (31)            (55)
       Accumulated deficit                                                          (11,164)        (14,930)
       Cumulative translation adjustment                                               (213)           (307)
                                                                                  ---------        --------
              Total stockholders' equity                                            108,676          28,696
                                                                                  ---------        --------
              Total liabilities and stockholders' equity                          $ 145,626        $ 64,601
                                                                                  =========        ========

  The accompanying notes are an integral part of these consolidated statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ( in thousands, except per share data)
                                   (unaudited)

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 ------------------------
                                                   1997            1996
                                                 --------        --------
Revenue:
        Software license fees                    $ 13,518        $  4,714
        Maintenance fees                            6,884           4,047
        Professional services fees                  5,619           5,177
        Other                                          41              38
                                                 --------        --------
              Total revenues                       26,062          13,976
                                                 --------        --------

Operating expenses:
        Cost of software license and
              maintenance fees                      1,777             624
        Cost of professional services fees          4,765           3,921
        Sales and marketing                         9,321           5,168
        Research and development                    2,818           1,127
        General and administrative                  2,038           1,115
                                                 --------        --------
              Total operating expenses             20,719          11,955
                                                 --------        --------

Income from operations                              5,343           2,021
                                                 --------        --------

Other income (expense):
        Interest income                               521             386
        Interest expense                              -                (1)
        Other income (expense), net                  (122)              4
                                                 --------        --------
              Total other income (expense)            399             389
                                                 --------        --------

Income before income taxes                          5,742           2,410
        Provision for income taxes                  1,977             854
                                                 --------        --------
Net income                                       $  3,765        $  1,556
                                                 ========        ========

Earnings per common and
        common share equivalent                  $   0.20        $   0.09
                                                 ========        ========
Weighted average number of common
        and common share equivalents
        outstanding                                18,722          17,668
                                                 ========        ========


  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              ------------------------
                                                                                1997            1996
                                                                              --------        --------
OPERATING ACTIVITIES:
Net income                                                                    $  3,765        $  1,556
                                                                              --------        --------
Adjustments to reconcile net income to net cash
       provided by operating activities -
       Depreciation and amortization                                               735             228
Changes in operating assets and liabilities:
       (Increase)decrease in accounts receivable                                   (93)          1,914
       Increase in prepaid expenses and other                                     (432)           (887)
       Increase in other assets                                                   (223)            -
       Increase in accrued income taxes                                          1,864             412
       Increase in accounts payable and other accrued expenses                   1,528             156
       Decrease in accrued compensation                                           (895)           (466)
       Decrease in deferred revenue                                             (1,452)           (728)
                                                                              --------        --------
              Total adjustments                                                  1,032             629
                                                                              --------        --------
                    Net cash provided by operating activities                    4,797           2,185
                                                                              --------        --------

INVESTING ACTIVITIES:
       Capital expenditures                                                     (1,138)           (545)
       Cash paid for acquisition of customer list                                 (530)            -
       Purchase of investments                                                 (10,884)         (8,828)
       Investment maturities                                                     6,495          14,740
                                                                              --------        --------
                    Net cash provided by (used in) investing activities         (6,057)          5,367
                                                                              --------        --------

FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                   76,843             194
       Payments for offering costs                                                (747)            -
       Payments received on common stock subscriptions receivable                   24             -
       Principal payments under equipment lease obligations                        -                (6)
                                                                              --------        --------
                    Net cash provided by financing activities                   76,120             188
                                                                              --------        --------

Effect of exchange rate changes on cash                                             95               2
                                                                              --------        --------
Net increase in cash and cash equivalents                                       74,955           7,742
Cash and cash equivalents, beginning period                                      8,501           5,009
                                                                              --------        --------
Cash and cash equivalents, end of period                                      $ 83,456        $ 12,751
                                                                              ========        ========

Supplemental cash flow information:
       Interest paid                                                          $     -         $      1
       Income taxes paid                                                           210             375

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements include the accounts of Viasoft, Inc. and its wholly-owned subsidiaries (the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended September 30, 1997 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

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

    In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which supersedes Accounting Principles Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and, when adopted, requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. The following table sets forth the proforma effect on net income per common share for the three months ended September 30, 1997 and 1996, respectively, assuming the Company had adopted SFAS No. 128 on July 1, 1995:

                                                                     THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   1997             1996
                                                               -------------    -------------
                                                                    (SHARES IN THOUSANDS)
     Earnings (loss) per common and common share equivalent
          As reported.........................................       $   .20          $   .09
          Pro forma-basic.....................................       $   .21          $   .09
          Pro forma-diluted...................................       $   .20          $   .09
     Weighted average number of common and common share
          equivalents outstanding
          As reported.........................................        18,722           17,668
          Pro forma-basic.....................................        17,924           16,812
          Pro forma-diluted...................................        18,722           17,668

2.  ACQUISITION OF ROTTGER & OSTERBERG SOFTWARE-TECHNIK GMBH ("R&O")

    On December 5, 1996, the Company acquired all of the outstanding shares of capital stock of R&O for cash, common stock and the assumption of certain liabilities pursuant to a stock purchase agreement with the stockholders of R&O. R&O developed, marketed and supported repository software tools through its Rochade product line, together with related repository-based services and solutions. R&O was founded in 1976, was headquartered in Munich, Germany and had operations in Europe and the United States.

    The following unaudited pro forma combined condensed statements of operations for the three months ended September 30, 1996 give effect to the R&O acquisition as if it had been consummated as of July 1, 1996 (in thousands except per share data):

                                    Total revenues.................      $17,501
                                    Income before income taxes.....        1,539
                                    Net income.....................          994
                                    Earnings per share.............      $   .05

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company derives its revenues primarily from software license fees, software maintenance fees and professional services fees. The Company's software is licensed primarily to Global 5000 companies and similarly-sized business and governmental organizations worldwide. Professional services are provided in conjunction with software products and are also provided separately to similar large organizations. The Company's products and services are marketed through its United States sales force, both domestically and in Canada, and through foreign subsidiaries and independent distributors in other international markets.

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

    On December 5, 1996, the Company acquired all of the outstanding shares of capital stock of R&O pursuant to a stock purchase agreement with the stockholders of R&O. R&O developed, marketed and supported repository software tools through its Rochade product line, together with related repository based services and solutions. The Company accounted for the R&O acquisition as a purchase and allocated approximately $27.0 million of the purchase price to in-process research and development, resulting in a significant charge to the Company's results of operations during the year ended June 30, 1997.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

   REVENUES

    Total revenues were $26,062,000 for the three months ended September 30, 1997, an increase of 86.5% from $13,976,000 for the three months ended September 30, 1996. Software license fees were $13,518,000 for the three months ended September 30, 1997, an increase of 186.8% from $4,714,000 for the three months ended September 30, 1996. Software license fees increased both domestically and internationally as a result of the continued demand for the Company's tools to assist in addressing the year 2000 century date change problem as well as the sale of the Rochade product line which was purchased from R&O in December, 1996.

    Maintenance fees were $6,884,000 in the three months ended September 30, 1997, an increase of 70.1% from $4,047,000 in the three months ended September 30, 1996. The increase was due in part to the R&O acquisition, with the remainder attributable to new software licenses, customer system upgrades and increases in the fees charged for annual maintenance.

    Professional services fees were $5,619,000 for the three months ended September 30, 1997, an increase of 8.5% from $5,177,000 for the three months ended September 30, 1996. During the fourth quarter of fiscal 1997, the Company began to enhance its year 2000 solution offerings. The Company's initial offering was focused on a three-phase, enterprise level solution for the year 2000 problem using Viasoft's Impact 2000, Viasoft's Plan 2000, and Viasoft's Operation 2000. In the fourth quarter of fiscal 1997, the Company introduced Viasoft's FastPath 2000, which is designed to provide the primary components of a successful year 2000 conversion on an application level, rather than an enterprise-wide level. In addition, the Company recently began developing and implementing additional enablement services, which are services that assist customers in utilizing Viasoft products. Examples include services designed to assist customers in establishing an in-house "factory" for year 2000 conversions and education services to train customers in the use of Viasoft products. This new focus of the professional services business is consistent with the Company's emphasis on reducing the labor resources required to drive license revenue. The introduction of FastPath 2000 and additional enablement services is designed to promote continued growth in professional services fees, although at growth rates expected to be lower than those the Company experienced during fiscal 1997. However, the Company may see near-term decreases in professional services revenues during the transition to FastPath 2000 and enablement services as resources are devoted to training personnel and otherwise implementing these new initiatives. In addition, the Company re-evaluated a fixed-price services engagement in the fourth quarter of fiscal 1997 and determined that the level of effort to complete the engagement was more than originally estimated, requiring an adjustment in the amount of revenue recognized for that contract. The Company continues to monitor the progress on this contract and recognizes revenue as appropriate to reflect the percentage of completion. Compared to fiscal 1997, professional services fees in fiscal 1998 may continue to be affected by a decrease in the revenue being recognized from this contract over the remaining term of the project.

   OPERATING EXPENSES

    Cost of software license and maintenance fees, which includes royalties, cost of customer support and packaging and product documentation, was $1,777,000 for the three months ended September 30, 1997, an increase of 184.8% from $624,000 during the three months ended September 30, 1996. Gross margins on software license and maintenance fees decreased slightly to 93.2% compared to 95.5% for the three months ended September 30, 1997 and 1996, respectively. The expense increase and margin decrease are primarily due to additional royalty expenses to third parties, additional personnel, increased salaries and outside consultants in the customer support area, as well as amortization of the purchased research and development from the R&O acquisition.

    Cost of professional services fees, which consists principally of personnel costs, third-party subcontracting fees, and other costs related to the professional services business, was $4,765,000 for the three months ended September 30, 1997, an increase of 21.5% from $3,921,000 for the three months ended September 30, 1996. The increase in expenses is a result of additional personnel, including R&O personnel, and their related costs, salary increases, and, to a lesser extent, third-party subcontracting fees to deliver the Company's solutions. The overall gross margin on professional services fees for the three months ended September 30, 1997 was 15.2% compared to 24.3% for the three months ended September 30, 1996. The decrease in margins is a result of several factors. The introduction of FastPath 2000 and related enablement services required significant training of consultants and salespersons, as well as changes in the skill set of the consultants required for enablement-type projects. As a result, this transition has taken longer than originally expected. The decreased utilization of personnel experienced in the fourth quarter of fiscal 1997 continued throughout the first quarter of fiscal 1998 and is expected to continue, to some extent, for the near future. An additional factor was the decrease in revenue recognized from the fixed price contract discussed above, while the costs of performing the services continued. Finally, the addition of the R&O professional services business has also contributed to a decrease in the overall services margin for the Company as the comprehensive consulting services required for selling Roachade result in lower margins.

    Sales and marketing expenses consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $9,321,000 for the three months ended September 30, 1997, an increase of 80.4% from $5,168,000 for the three months ended September 30, 1996. This increase is attributable primarily to an increase in personnel, including the R&O personnel, and the associated costs, including higher salaries, recruiting and relocation costs, travel and bonuses, as well as general salary increases, increased commissions as a result of revenue growth, and increased marketing and promotion costs. Sales and marketing expenses as a percentage of total revenues declined to 35.8% the three months ended September 30, 1997, compared to 37.0% the three months ended September 30, 1996, due primarily to the increase in revenues.


    Research and development expenditures consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and to a lesser extent, third-party development costs. Total expenditures for research and development were $2,818,000 for three months ended September 30, 1997, an increase of 150.0% from $1,127,000 for the three months ended September 30, 1996. The increase in expenses includes the additional costs associated with R&O's research and development staff as well as a result of general salary increases, the addition of personnel and the related cost of recruiting, and costs of external consultants. As a percentage of total revenues, research and development costs were 10.8% for the three months ended September 30, 1997 compared to 8.1% for the same period in fiscal 1996. The increase in costs as a percentage of revenue is due primarily to the addition of R&O personnel and their costs.


    General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems and other administrative functions of the Company.

General and administrative expenses were $2,038,000 for the three months ended September 30, 1997, representing an increase of 82.8% compared to $1,115,000 for the three months ended September 30, 1996. This increase is a result of additional administrative personnel, including R&O personnel, and their related costs, general salary increases, amortization of intangibles related to the R&O acquisition, and increased legal fees. As a percentage of total revenues, general and administrative expenses remained relatively constant at 7.8% for the three months ended September 30, 1997 compared to 8.0% for the three months ended September 30, 1996.

   OTHER INCOME (EXPENSE)

    Interest income in the three months ended September 30, 1997 was $521,000, compared to $386,000 in the three months ended September 30, 1996. This was due primarily to interest income generated from the cash raised from the Company's secondary offering on September 22, 1997. Other expense for the three months ended September 30, 1997 increased to $122,000 as compared to income of $4,000 for the three months ended September 30, 1996, primarily due to exchange losses on transactions as a result of the strengthening of the U.S. dollar against various European currencies. See "Effects of Inflation and Foreign Currency Exchange Fluctuations."

   PROVISION FOR INCOME TAXES

    The provision for income taxes was $1,977,000 and $854,000 for three months ended September 30, 1997 and 1996, respectively. The Company's effective tax rate was 34.4% for the three months ended September 30, 1997, compared to 35.4% for same period in 1996. This decrease reflects certain tax planning strategies initiated by the Company.


LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997 the Company had cash and cash equivalents and investments of $107,999,000, representing an increase of $79,424,000 from the total of $28,575,000 at June 30, 1997. The increase is primarily a result of the successful completion of the Company's secondary offering on September 22, 1997 which raised $76,180,000. The remaining increase is primarily a result of cash flow from operations.

    The Company's net cash provided by operating activities was $4,797,000 and $2,185,000 for the three months ended September 30, 1997 and 1996, respectively. Net cash provided from operations for the three months ended September 30, 1997 and 1996 was composed primarily of net income excluding non-cash charges for depreciation and amortization and a net increase in working capital.

    The Company's investing activities used cash of $6,057,000 and provided cash of $5,367,000, in the three months ended September 30, 1997 and 1996, respectively. In 1997, cash was used for the purchase of investments in excess of investment maturities, and to a lesser extent, the purchase of furniture, fixtures and equipment and for the acquisition of a customer list for the Company's new direct operation in France. In 1996, the primary source of cash was from the maturity of investments in excess of investment purchases.

    The Company's financing activities provided cash of $76,120,000 and $188,000 in the three months ended September 30, 1997 and 1996, respectively. In 1997, cash was primarily provided by the completion of the Company's secondary offering net of payments for offering costs. In 1996, cash was provided primarily by the sale of common stock through the employee stock purchase plan and the exercise of stock options.

    As of September 30, 1997, the Company did not have any material commitments for capital expenditures. For the remainder of fiscal 1998, the Company anticipates capital expenditures of approximately $5.0 million, primarily for computer hardware and software, leasehold improvements for new offices, and to update the Company's communications equipment and systems.

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

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

    The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or (except as described below) foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars except in Italy and Spain, where they are denominated in lira and pesetas, respectively. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $104,000 from foreign currency fluctuations in the three months ended September 30, 1997. The Company's unhedged foreign currency exposure at September 30, 1997 consisted of the following (in thousands):

                             UNITED
                             KINGDOM     AUSTRALIA     GERMANY       NETHERLANDS    FRANCE     ITALY      OTHER         TOTAL
                             -------     ---------     --------      -----------    ------     -----      -----       --------
Net investment in
  foreign subsidiaries       $  679       $  242       $ 10,706         $(14)       $ 44        --         $(99)      $ 11,558
Net short-term
  receivables
  (payables) with
  foreign subsidiaries          868          967         (5,590)        (222)        614        --          116         (3,247)
Net receivable from
  foreign distributor           --           --             --           --          --         680         398          1,078
                             ------       ------       --------        -----        ----       ----       -----       --------
          Total              $1,547       $1,209       $  5,116        $(236)       $658       $680       $ 415       $  9,389
                             ======       ======       ========        =====        ====       ====       =====       ========

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


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    Except for historical information contained herein, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, the Company's dependence on the year 2000 century date conversion market and dependence on its ESW primary product line, fluctuations in revenues and operating results, risks associated with international operations including longer payment cycles and exchange rate fluctuations, the Company's ability to manage changes in its professional services business, the Company's ability to manage rapid change in its business and industry, the Company's ability to enhance existing products and develop or acquire new products and technology to keep pace with technological developments and evolving industry standards and to respond to changes in customer needs, the Company's ability to identify, complete, manage and integrate acquisitions of businesses, products and technologies, charges, costs and uncertainties related to acquisitions, intense competition in the Company's markets, the performance of the Company's distributors and members of its Provider programs, the Company's dependence on key management and technical personnel and increasing competition to attract skilled personnel, and general economic and business conditions, as well as factors discussed elsewhere in this Form 10-Q, in "Factors That May Affect Future Results" in the Company's Form 10-K for the year ended June 30, 1997 and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

     PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)   EXHIBITS

           NUMBER         DESCRIPTION


           10.1(1)(2)     Viasoft Executive Bonus Plan

           10.2(1)(2)     FY98 Incentive Plan for Executive Vice President

           10.3(1)(2)     FY98 Incentive Plan for Senior Vice President, International Operations

           10.4(1)        Consulting Agreement between the Company and Michael A. Wolf dated
                          August 1, 1997.

           10.5(1)        Viasoft, Inc. Deferred Compensation Plan

           11             Computation of Earnings Per Share for the three month periods ended
                          September 30, 1997 and 1996.

           27             Financial Data Schedule


(1)  Management contract or compensation plan or arrangement.

(2) Portions omitted and filed separately with the Commission pursuant to a Request for Confidential Treatment dated November 13, 1997.


     (B)   REPORTS ON FORM 8-K

           None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Viasoft, Inc.



Date: November 13, 1997                          By /s/ Steven D. Whiteman
                                                 ------------------------------
                                                         Steven D. Whiteman
                                                         President


Date: November 13, 1997                          By /s/ Mark R. Schonau
                                                 ------------------------------
                                                         Mark R. Schonau
                                                         Chief Financial Officer