Form 10-Q
period 1997-12-31
VIASOFT INC /DE/
filed 1998-02-17
CIK 935418

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

        For the quarterly period ended DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to __________________

                         COMMISSION FILE NUMBER 0-25472

                                  VIASOFT, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                          94-2892506
(State or other jurisdiction )                           (I.R.S. Employer
of incorporation or organization                        Identification No.)

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

As of January 31, 1998, there were 19,363,189 outstanding shares of Common Stock, par value $.001 per share, of Viasoft, Inc.

                                                                                      Page
                                                                                      ----
PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Balance Sheets as of December 31, 1997
               and June 30, 1997                                                        3

               Consolidated Statements of Operations for the
               three and six months ended December 31, 1997 and 1996                    4

               Consolidated Statements of Cash Flows for the three and six
               months ended December 31, 1997 and 1996                                  5

               Notes to Consolidated Financial Statements                               6

   Item 2.     Management's Discussion and Analysis of Consolidated
               Financial Condition and Results of Operations                           10

PART II.       OTHER INFORMATION

   Item 2.     Changes in Securities                                                   18

   Item 4.     Submission of Matters to a Vote of Security Holders                     18

   Item 6.     Exhibits and Reports on Form 8-K                                        19

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       ( in thousands, except share data)

                                                                                   DECEMBER 31,      JUNE 30,
                                                                                      1997             1997
                                                                                   ---------        --------
                                        ASSETS                                    (unaudited)
      Current assets:
             Cash and cash equivalents                                              $  30,690        $  8,501
             Investments, at amortized cost                                            74,571          12,697
             Accounts receivable (less allowance for doubtful accounts
                  of $618 and $678, respectively)                                      29,836          21,240
             Prepaid expenses and other                                                 3,756           2,954
                                                                                    ---------        --------
                  Total current assets                                                138,853          45,392
                                                                                    ---------        --------
      Furniture and equipment:
             Computer equipment                                                         5,753           4,789
             Office furniture and equipment                                             3,730           2,986
             Software                                                                     672              --
             Capitalized leased equipment                                                 379             279
                                                                                    ---------        --------
      Furniture and equipment:                                                         10,534           8,054
      Less:  Accumulated depreciation                                                  (4,582)         (3,775)
                                                                                    ---------        --------
                  Furniture and equipment, net                                          5,952           4,279
                                                                                    ---------        --------
      Other assets:
             Investments, at amortized cost                                             2,522           7,377
             Intangible assets, net                                                     4,704           4,675
             Other                                                                      2,248           2,878
                                                                                    ---------        --------
                  Total other assets                                                    9,474          14,930
                                                                                    ---------        --------
                  Total assets                                                      $ 154,279        $ 64,601
                                                                                    =========        ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
             Accounts payable                                                       $   1,926        $  2,016
             Accrued compensation                                                       3,327           3,309
             Accrued income taxes payable                                               3,932           3,276
             Other accrued expenses                                                     8,746           8,709
             Deferred revenue                                                          18,613          18,227
                                                                                    ---------        --------
                  Total current liabilities                                            36,544          35,537
                                                                                    ---------        --------
      Deferred revenue, recognized after one year                                         194             230
                                                                                    ---------        --------
      Other long term liabilities                                                         162             138
                                                                                    ---------        --------
      Commitments and contingencies
      Stockholders' equity:
             Preferred stock, $.001 par value, 2,000,000 shares authorized,
                  no shares issued or outstanding                                          --              --
             Common stock, $.001 par value, 48,000,000 shares authorized,
                  19,357,650 and 17,722,772 shares issued and outstanding at
                  December 31, 1997 and June 30, 1997, respectively                        19              18
             Capital in excess of par value                                           123,718          43,970
             Common stock subscriptions receivable                                        (31)            (55)
             Accumulated deficit                                                       (6,129)        (14,930)
             Cumulative translation adjustment                                           (198)           (307)
                                                                                    ---------        --------
                  Total stockholders' equity                                          117,379          28,696
                                                                                    ---------        --------
                  Total liabilities and stockholders' equity                        $ 154,279        $ 64,601
                                                                                    =========        ========


The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ( in thousands, except per share data)
                                   (unaudited)

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          DECEMBER 31,                    DECEMBER 31,
                                                                    ------------------------        ------------------------
                                                                      1997            1996            1997            1996
                                                                    --------        --------        --------        --------
      Revenues:
             Software license fees                                  $ 16,690        $  8,381        $ 30,208        $ 13,095
             Maintenance fees                                          7,103           4,853          13,987           8,900
             Professional services fees                                4,343           6,498           9,962          11,675
             Other                                                        38              51              79              89
                                                                    --------        --------        --------        --------
                  Total revenues                                      28,174          19,783          54,236          33,759
                                                                    --------        --------        --------        --------
      Operating expenses:
             Cost of software license and
                  maintenance fees                                     2,746             953           4,522           1,577
             Cost of professional services fees                        4,327           4,549           9,092           8,470
             Sales and marketing                                       9,866           7,152          19,187          12,320
             Research and development                                  3,285           1,725           6,103           2,852
             Write off of in-process research and development             --          26,958              --          26,958
             General and administrative                                1,864           1,505           3,902           2,620
                                                                    --------        --------        --------        --------
                  Total operating expenses                            22,088          42,842          42,806          54,797
                                                                    --------        --------        --------        --------
      Income (loss) from operations                                    6,086         (23,059)         11,430         (21,038)
                                                                    --------        --------        --------        --------
      Other income (expense):
             Interest income                                           1,530             344           2,051             730
             Interest expense                                             (1)            (52)             (1)            (53)
             Other income (expense), net                                  42             (11)            (80)             (7)
                                                                    --------        --------        --------        --------
                  Total other income (expense)                         1,571             281           1,970             670
                                                                    --------        --------        --------        --------
      Income (loss) before income taxes                                7,657         (22,778)         13,400         (20,368)
             Provision for income taxes                                2,622           1,406           4,599           2,260
                                                                    --------        --------        --------        --------
      Net income (loss)                                             $  5,035        ($24,184)       $  8,801        ($22,628)
                                                                    ========        ========        ========        ========

      Basic earnings (loss) per common  share                       $   0.26        ($  1.42)       $   0.47        ($  1.34)
                                                                    ========        ========        ========        ========
      Weighted average number of common
             shares outstanding                                       19,342          17,045          18,632          16,938
                                                                    ========        ========        ========        ========

      Diluted earnings (loss) per common and
             common share equivalent                                $   0.25        ($  1.42)       $   0.45        ($  1.34)
                                                                    ========        ========        ========        ========
      Weighted average number of common and
             common share equivalents outstanding                     20,005          17,045          19,370          16,938
                                                                    ========        ========        ========        ========

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( in thousands)
                                   (unaudited)

                                                                                              SIX MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                           ------------------------
                                                                                             1997            1996
                                                                                           --------        --------
      OPERATING ACTIVITIES:
      Net income (loss)                                                                    $  8,801        ($22,628)
                                                                                           --------        --------
      Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
             Write off purchased in-process research and development (Note 2)                    --          26,958
             Depreciation and amortization                                                    1,582             544
             Loss on disposal of fixed assets                                                    --              51
      Changes in operating assets and liabilities, net of effect of business acquired
             (Note 2):
             Increase in accounts receivable                                                 (8,596)         (7,562)
             Increase in prepaid expenses and other                                          (1,325)         (1,654)
             Decrease in other assets                                                           679              --
             Increase in accrued income taxes                                                 3,353             973
             Decrease in accounts payable and other accrued expenses                            (29)         (1,736)
             Decrease in accrued compensation                                                    18             712
             Decrease in deferred revenue                                                       350           7,882
                                                                                           --------        --------
                  Total adjustments                                                          (3,968)         26,168
                                                                                           --------        --------
                        Net cash provided by operating activities                             4,833           3,540
                                                                                           --------        --------
      INVESTING ACTIVITIES:
             Capital expenditures                                                            (2,705)           (763)
             Cash paid for acquisition of customer list                                        (530)             --
             Cash paid for business, net of cash acquired (Note 2)                               --         (10,225)
             Purchase of investments                                                        (67,651)        (15,170)
             Investment maturities                                                           11,057          29,948
                                                                                           --------        --------
                        Net cash provided by (used in) investing activities                 (59,829)          3,790
                                                                                           --------        --------
      FINANCING ACTIVITIES:
             Proceeds from issuance of common stock                                          77,799             830
             Payments of short term debt (Note 2)                                                --          (4,099)
             Payments for offering costs                                                       (747)             --
             Payments received on common stock subscriptions receivable                          24               5
             Principal payments under equipment lease obligations                                --             (12)
                                                                                           --------        --------
                        Net cash provided by (used in) financing activities                  77,076          (3,276)
                                                                                           --------        --------
      Effect of exchange rate changes on cash                                                   109              11
                                                                                           --------        --------
      Net increase in cash and cash equivalents                                              22,189           4,065
      Cash and cash equivalents, beginning period                                             8,501           5,009
                                                                                           --------        --------
      Cash and cash equivalents, end of period                                             $ 30,690        $  9,074
                                                                                           ========        ========
      Supplemental cash flow information:
             Interest paid                                                                 $     --        $      3
             Income taxes paid                                                                1,245           1,342
             Disqualifying dispositions                                                       2,696              --

                         VIASOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The consolidated financial statements include the accounts of Viasoft, Inc. and its wholly-owned subsidiaries (the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three or six month periods ended December 31, 1997 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

    Earnings per Common Share and Common Share Equivalent

    In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which supersedes Accounting Principles Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. The earnings per share calculations for the three and six months ended December 31, 1997 and 1996, respectively, assume the Company had adopted SFAS No. 128 on July 1, 1995. Shares issuable upon the exercise of employee stock options that are considered anti-dilutive are not included in the weighted average number of common and common share equivalents outstanding.

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
                                                            =======

The Company issued 425,112 unregistered shares of its Common Stock pursuant to Regulation S in connection with this transaction, subject to certain restrictions imposed under the stock purchase agreement and applicable securities laws. Additional consideration of $2.0 million was paid to the former stockholders of R&O in February 1997 for meeting certain financial performance criteria.

The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos. 16 and 17 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $27.0 million of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended December 31, 1996. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations." The Company allocated the aggregate cost of the acquisition as follows (in thousands):

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

The following pro forma combined condensed statements of operations for the six months ended December 31, 1996 give effect to the R&O acquisition as if it had been consummated as of the beginning of the period:

                                            SIX MONTHS ENDED
                                            DECEMBER 31, 1996
                                            -----------------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Total revenues                             $39,712
      Income before income taxes                   6,249
      Net income                                   4,110
      Earnings per share                         $  0.23

The pro forma combined condensed statements of operations exclude the effect of the approximate $27.0 million charge related to the write-off of purchased in-process research and development. The pro forma combined financial data is provided for illustrative purposes only and is not necessarily indicative of the combined results of operations that would have been reported had the R&O acquisition occurred on the date indicated, nor does it purport to project the results of operations of the Company for the current year or for any future period.

3.  SUBSEQUENT EVENTS

On January 12, 1998, the Company acquired all of the outstanding shares of capital stock of EraSoft Technologies, Inc. ("EraSoft") for cash and certain contingent payments pursuant to a stock purchase agreement with the stockholders of EraSoft. EraSoft developed, marketed and supported year 2000 assessment and analysis software tools for desktop computing. EraSoft was founded in 1996 and was headquartered in Calgary, Alberta, Canada.

The aggregate cost of the EraSoft acquisition consisted of the following (in thousands):

      Cash                                                  $7,795
      Assumption of liabilities and acquisition costs        1,926
      Additional consideration due                             246
                                                            ------
                       Total                                $9,967
                                                            ======

The terms of the agreement with EraSoft provide for additional consideration to be paid if the revenue from licenses of EraSoft's products exceed certain targeted levels between the date of the acquisition and June 30, 2000. In addition, the former shareholders will also receive additional consideration based on revenue from EraSoft products licensed during the period from the acquisition date to June 30, 2000. Additional consideration will be paid in cash and recorded as an adjustment to cost in excess of net assets acquired when earned.

The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos. 16 and 17 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $7.2 million of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development will be charged to expense by the Company in its quarter ended March 31, 1998. The Company estimates that it will need to spend an additional $1.5 million on product integration to bring the in-process software products to commercial availability. The Company allocated the aggregate cost of the acquisition as follows (in thousands):

      Accounts receivable                       $  381
      Other assets                                 540
      In-process research and development        7,240
      Purchased research and development         1,280
      Other intangible assets                      526
                                                ------
                                                $9,967
                                                ======

Other intangible assets consist of assembled workforce ($230,000) and cost in excess of net assets acquired ($296,000). The assembled workforce and cost in excess of net assets acquired are being amortized on a straight-line basis over seven and five year periods, respectively.

As part of the Company's strategy to enter into the desktop arena, the Company entered into license agreements in January 1998 with two software companies for the rights to distribute additional desktop software tools. The Company made or will make payments to these companies for development of the software tools in accordance with the Company's requirements as set out in the agreements. Payments will be made based on the effective date of the agreement and delivery and acceptance of the different versions of the products, all of which are anticipated to occur during the Company's fiscal third quarter ended March 31, 1998. The Company will expense these payments, approximately $2.1 million, as research and development during the quarter ended March 31, 1998, the period in which the expense will be incurred. In addition, the Company will pay royalties to each software vendor based upon sales activity as set out in the agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company derives its revenues primarily from software license fees, software maintenance fees and professional services fees. The Company's software is licensed primarily to Global 5000 companies and similarly-sized business and governmental organizations worldwide. Professional services are provided in conjunction with software products and are also provided separately to similar-sized organizations. The Company's products and services are marketed through its United States sales force, both domestically and in Canada, and through foreign subsidiaries and independent distributors in other international markets.

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

On December 5, 1996, the Company acquired all of the outstanding shares of capital stock of R&O pursuant to a stock purchase agreement with the stockholders of R&O. R&O developed, marketed and supported repository software tools through its Rochade product line, together with related repository based services and solutions. The Company accounted for the R&O acquisition as a purchase and allocated approximately $27.0 million of the purchase price to in-process research and development, resulting in a significant charge to the Company's results of operations during the quarter ended December 31, 1996.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

REVENUES

Total revenues were $28,174,000 for the three months ended December 31, 1997, an increase of 42.4% from $19,783,000 for the three months ended December 31, 1996. Software license fees were $16,690,000 for the three months ended December 31, 1997, an increase of 99.1% from $8,381,000 for the three months ended December 31, 1996. Software license fees increased both domestically and internationally as a result of the continued demand for the Company's tools to assist in addressing the year 2000 century date change problem as well as the sale of the Rochade product line.

Maintenance fees were $7,103,000 in the three months ended December 31, 1997, an increase of 46.4% from $4,853,000 in the three months ended December 31, 1996. The increase was due in part to the R&O acquisition, with the remainder attributable to new software licenses, customer system upgrades and increases in the fees charged for annual maintenance.

Professional services fees were $4,343,000 for the three months ended December 31, 1997, a decrease of 33.2% from $6,498,000 for the three months ended December 31, 1996. During the fourth quarter of fiscal 1997, the Company began to enhance its year 2000 solution offerings. The Company's initial offering was focused on a three-phase, enterprise-level solution for the year 2000 problem using Viasoft's Impact 2000, Viasoft's Plan 2000, and Viasoft's Operation 2000. In the fourth quarter of fiscal 1997, the Company introduced Viasoft's FastPath 2000, which is designed to provide the primary components of a successful year 2000 conversion on an application level, rather than an enterprise-wide level. In November 1997, the Company introduced ChangeWorks, a solution designed to assist customers in establishing an in-house "factory" for year 2000 conversion. The Company continues to develop and implement additional enablement services, which are services that assist customers in utilizing Viasoft products. This new focus of the professional services business is consistent with the Company's emphasis on reducing the labor resources required to drive license revenue. However, the Company may see near-term decreases in professional services revenues during the transition to enablement services as resources are devoted to develop, train for and otherwise implement these new initiatives. In addition, the Company re-evaluated a fixed-price services engagement in the fourth quarter of fiscal 1997 and determined that the level of effort to complete the engagement was more than originally estimated, requiring an adjustment in the amount of revenue recognized for that contract resulting in a decrease in monthly revenues. The Company continues to monitor the progress on this contract. Management believes this project will be completed by the end of the fiscal year. Compared to fiscal 1997, professional services fees in fiscal 1998 may continue to be affected by a decrease in the revenue being recognized from this contract over the remaining term of the project as well as the transition to enablement services.

OPERATING EXPENSES

Cost of software license and maintenance fees, which includes royalties, cost of customer support and packaging and product documentation, was $2,746,000 for the three months ended December 31, 1997, an increase of 188.1% from $953,000 during the three months ended December 31, 1996. Gross margins on software license and maintenance fees decreased to 88.5% compared to 92.8% for the three months ended December 31, 1997 and 1996, respectively. The expense increase and margin decrease are primarily due to additional royalty expenses related to licensing of third-party software, as well as additional personnel and their related costs, increased salaries and outside consultants in the customer support area, and amortization of the purchased research and development from the R&O acquisition. Management anticipates that this trend will continue as the Company sells additional products requiring royalties to third parties.

Cost of professional services fees, which consists principally of personnel costs, third-party subcontracting fees, and other costs related to the professional services business, was $4,327,000 for the three months ended December 31, 1997, a decrease of 4.9% from $4,529,000 for the three months ended December 31, 1996. The decrease in expenses is primarily a result of lower subcontractor costs and bonuses in line with the decrease in revenues. The overall gross margin on professional services fees for the three months ended December 31, 1997 was 0.4% compared to 30.0% for the three months ended December 31, 1996. The decrease in margins is a result of several factors. The introduction of FastPath 2000 and ChangeWorks required significant training of consultants and salespersons, as well as changes in the skill set of the consultants required for enablement-type projects. As a result, this transition continued through the second quarter. An additional factor was the decrease in revenue recognized from the fixed-price contract discussed above, while the costs of performing the services continued. Finally, the addition of the R&O professional services business has also contributed to a decrease in the overall services margin for the Company as it is a lower margin service business, in general.

Sales and marketing expenses consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $9,866,000 for the three months ended December 31, 1997, an increase of 37.9% from $7,152,000 for the three months ended December 31, 1996. This increase is attributable primarily to an increase in personnel, including the R&O personnel, and the associated costs of higher salaries, increased marketing and promotion costs, travel and bonuses, and increased commissions as a result of revenue growth. Sales and marketing expenses as a percentage of total revenues declined to 35.0% the three months ended December 31, 1997, compared to 36.2% the three months ended December 31, 1996, due primarily to the increase in revenues.

Research and development expenditures consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and to a lesser extent, third-party development costs. Total expenditures for research and development were $3,285,000 for the three months ended December 31, 1997, an increase of 90.0% from $1,725,000, excluding an approximate $27.0 million charge for in-process research and development in connection with the R&O acquisition, for the three months ended December 31, 1996. The increase in expenses is primarily for additional personnel and the associated costs, including R&O's research and development staff, as well as general salary increases, and the cost of recruiting qualified personnel and external consultants. As a percentage of total revenues, research and development costs were 11.7% for the three months ended December 31, 1997 compared to 8.7% for the same period in fiscal 1996. The increase in research and development cost as a percentage of revenue is primarily due to the increase in personnel, including R&O personnel, and the cost of recruiting qualified development professionals.

General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems and other administrative functions of the Company. General and administrative expenses were $1,864,000 for the three months ended December 31, 1997, representing an increase of 23.9% compared to $1,505,000 for the three months ended December 31, 1996. This increase is a result of additional administrative personnel, including R&O personnel, and their related costs, general salary increases, and amortization of intangibles related to the R&O acquisition. As a percentage of total revenues, general and administrative expenses decreased to 6.6% for the three months ended December 31, 1997 compared to 7.6% for the three months ended December 31, 1996 primarily as a result of the increase in revenues.

OTHER INCOME (EXPENSE)

Interest income in the three months ended December 31, 1997 was $1,530,000, compared to $344,000 in the three months ended December 31, 1996. This was due primarily to interest income generated from the cash raised from the Company's secondary offering completed on September 22, 1997. Other income for the three months ended December 31, 1997 was $42,000 as compared to a loss of $11,000 for the three months ended December 31, 1996, primarily due to exchange gains on transactions as a result of the slight gains of certain European currencies against the US dollar during the quarter. See "Effects of Inflation and Foreign Currency Exchange Fluctuations."

PROVISION FOR INCOME TAXES

The provision for income taxes was $2,622,000 and $1,406,000 for three months ended December 31, 1997 and 1996, respectively. The Company's effective tax rate was 34.2% for the three months ended December 31, 1997, compared to 34.5%, excluding the effect of the nondeductible purchased in-process research and development charge, for the same period in 1996.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

REVENUES

Total revenues were $54,236,000 for the six months ended December 31, 1997, an increase of 60.7% from $33,759,000 for the six months ended December 31, 1996. Software license fees were $30,208,000 for the six months ended December 31, 1997, an increase of 130.7% from $13,095,000 for the six months ended December 31, 1996. Software license fees increased both domestically and internationally as a result of the continued demand for the Company's tools to assist in addressing the year 2000 century date change problem as well as the sale of the Rochade product line.

Maintenance fees were $13,987,000 in the six months ended December 31, 1997, an increase of 57.2% from $8,900,000 in the six months ended December 31, 1996. The increase was due to the R&O acquisition, as well as to new software licenses, customer system upgrades and increases in the fees charged for annual maintenance.

Professional services fees were $9,962,000 for the six months ended December 31, 1997, a decrease of 14.7% from $11,675,000 for the six months ended December 31, 1996. Professional services fees have decreased year over year as a result of several factors, including the transition to enablement services and the reduced revenue from a fixed-price services engagement. See discussion of professional services fees in Comparison of Three Months Ended December 31, 1997 to December 31, 1996.

OPERATING EXPENSES

Cost of software license and maintenance fees was $4,522,000 for the six months ended December 31, 1997, an increase of 186.7% from $1,577,000 during the six months ended December 31, 1996. Gross margins on software license and maintenance fees decreased to 89.8% compared to 92.8% for the six months ended December 31, 1997 and 1996, respectively. The expense increase and margin decrease are primarily due to additional royalty expenses related to increased sales of third party software, additional personnel and their related costs, increased salaries and outside consultants in the customer support area, amortization of the purchased research and development from the R&O acquisition and increased costs of product documentation as a result of higher sales volumes and new version releases of existing products.

Cost of professional services fees was $9,092,000 for the six months ended December 31, 1997, an increase of 7.3% from $8,470,000 for the six months ended December 31, 1996. The increase in expenses is primarily a result of additional personnel and their related costs, higher salaries and travel expenses offset by reduced subcontractor costs and bonuses due to decreased revenues. The overall gross margin on professional services fees for the six months ended December 31, 1997 was 8.7% compared to 27.5% for the six months ended December 31, 1996. The decrease in margins is a result of several factors. See discussion of cost of professional services fees in Comparison of Three Months Ended December 31, 1997 to December 31, 1996.

Sales and marketing expenses were $19,187,000 for the six months ended December 31, 1997, an increase of 55.7% from $12,320,000 for the six months ended December 31, 1996. This increase is attributable primarily to an increase in personnel, including the R&O personnel, and the associated costs, higher salaries, increased commissions as a result of revenue growth, and increased travel, bonuses, and marketing and promotion costs. Sales and marketing expenses as a percentage of total revenues declined to 35.4% for the six months ended December 31, 1997, compared to 36.5% for the six months ended December 31, 1996, due primarily to the increase in revenues.

Research and development expenditures were $6,103,000 for six months ended December 31, 1997, an increase of 114.0% from $2,852,000, excluding an approximate $27.0 million charge for in-process research and development in connection with the R&O acquisition, for the six months ended December 31, 1996. The increase in expenses is primarily for additional personnel and the associated costs, including R&O's research and development staff, as well as general salary increases, and the cost of recruiting personnel and external consultants. As a percentage of total revenues, research and development costs were 11.3% for the six months ended December 31, 1997 compared to 8.4% for the same period in fiscal 1996. The increase in research and development cost as a percentage of revenue is primarily due to the increase in personnel, including R&O personnel, and the cost of recruiting qualified development professionals.

General and administrative expenses were $3,902,000 for the six months ended December 31, 1997, representing an increase of 48.9% compared to $2,620,000 for the six months ended December 31, 1996. This increase is a result of additional administrative personnel, including R&O personnel, and their related costs, general salary increases, additional legal fees and travel costs, and amortization of intangibles related to the R&O acquisition. As a percentage of total revenues, general and administrative expenses decreased to 7.2% for the six months ended December 31, 1997 compared to 7.8% for the six months ended December 31, 1996 primarily as a result of the increase in revenues.

OTHER INCOME (EXPENSE)

Interest income in the six months ended December 31, 1997 was $2,051,000, compared to $730,000 in the six months ended December 31, 1996. This was due primarily to interest income generated from the cash raised from the Company's secondary offering completed on September 22, 1997. Other expense for the six months ended December 31, 1997 was $80,000 as compared to an expense of $7,000 for the six months ended December 31, 1996, primarily due to exchange losses on transactions as a result of the strengthening of the US dollar against certain European currencies and the Australian dollar during the six month period ended December 31, 1997, primarily in the first fiscal quarter of 1997. See "Effects of Inflation and Foreign Currency Exchange Fluctuations."

PROVISION FOR INCOME TAXES

The provision for income taxes was $4,599,000 and $2,260,000 for six months ended December 31, 1997 and 1996, respectively. The Company's effective tax rate was 34.3% for the six months ended December 31, 1997, compared to 34.5%, excluding the effect of the nondeductible purchased in-process research and development charge, for same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997 the Company had cash and cash equivalents and investments of $107,783,000, representing an increase of $79,208,000 from the total of $28,575,000 at June 30, 1997. The increase is primarily a result of the successful completion of the Company's secondary offering on September 22, 1997 which raised $76,180,000. The remaining increase is primarily a result of cash flow from operations.

The Company's net cash provided by operating activities was $4,833,000 and $3,540,000 for the six months ended December 31, 1997 and 1996, respectively. Net cash provided from operations for the six months ended December 31, 1997 was composed primarily of net income excluding non-cash charges for depreciation and amortization offset by a net decrease in working capital, primarily from an increase in accounts receivable of $8,596,000. Net cash provided by operations for the six months ended December 31, 1996 was composed primarily of net loss excluding non-cash charges for the write-off of the purchased in-process research and development, depreciation and amortization, and a net increase in working capital.

The Company's investing activities used cash of $59,829,000 and provided cash of $3,790,000, in the six months ended December 31, 1997 and 1996, respectively. In 1997, cash was used for the purchase of investments in excess of investment maturities, and to a lesser extent, the purchase of furniture, fixtures, equipment and software as well as for the acquisition of a customer list for the Company's new direct operation in France. In 1996, the primary source of cash was from the maturity of investments in excess of investment purchases and the cash used for the purchase of R&O and to a lesser extent, the purchase of furniture, fixtures, and equipment.

The Company's financing activities provided cash of $77,076,000 and used cash of $3,276,000 in the six months ended December 31, 1997 and 1996, respectively. In 1997, cash was primarily provided by the completion of the Company's secondary offering net of payments for offering costs. In 1996, cash was used primarily for payment of R&O debt acquired, offset in part by the sale of common stock through the employee stock purchase plan and the exercise of stock options.

As of December 31, 1997, other than those items identified in Note 3 to the Consolidated Financial Statements, the Company did not have any material commitments. For the remainder of fiscal 1998, the Company anticipates capital expenditures of approximately $2.6 million, primarily for computer hardware and software, leasehold improvements for new offices, and to update the Company's communications equipment and systems.

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

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or (except as described below) foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars except in Italy and Spain, where they are denominated in lira and pesetas, respectively. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $49,000 from foreign currency fluctuations in the six months ended December 31, 1997. The Company's unhedged foreign currency exposure at December 31, 1997 consisted of the following (in thousands):

                                 UNITED
                                 KINGDOM    AUSTRALIA     GERMANY  NETHERLANDS     FRANCE       ITALY         OTHER          TOTAL
                                 -------    ---------     -------  -----------     ------       -----         -----          -----
      Net investment in
        foreign subsidiaries      ($355)      $ 107       $11,238      ($  4)      ($  665)                  ($   221)      $10,100

      Net short-term
        receivables
        (payables) with
        foreign subsidiaries       (494)       (654)        5,275        131          (640)                  (    437)        3,181

      Net receivable from
        foreign distributor                                                                        807            575         1,382
                                  -----       -----       -------      -----       -------       -----       --------       -------

                Total             ($849)      ($547)      $16,513      $ 127       ($1,305)      $ 807       ($    83)      $14,663
                                  =====       =====       =======      =====       =======       =====       ========       =======

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

    PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

        On November 14, 1997, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of common stock, par value $.001 per share ("Common Stock"), that the Company is authorized to issue from 24,000,000 to 48,000,000. The amendment was filed with the Delaware Secretary of State and became effective on November 17, 1997. The Board of Directors will have the authority to issue authorized Common Stock without seeking stockholder approval and the Company does not anticipate that it would seek such approval, except as may be required by applicable law or regulations or in accordance with the requirements of the Nasdaq National Market.

        Existing stockholders of the Company have no preemptive rights to purchase any stock of the Company. Issuance of additional shares of Common Stock may have a dilutive effect on earnings per share and on the equity ownership of existing stockholders. The additional Common Stock authorized under the amendment has rights identical to the currently outstanding Common Stock of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its Annual Meeting of Stockholders on November 14, 1997. The stockholders of the Company voted on and approved the following proposals by the following votes:

        1. To elect five directors, each to serve until the next Annual Meeting of Stockholders and until his successor has been elected and qualified.

               NAME                            FOR               AGAINST
               ----                            ---               -------
               John J. Barry III            17,036,860           43,957
               Alexander S. Kuli            17,039,710           41,107
               David Parrish                14,621,193        2,459,624
               Arthur C. Patterson          17,039,460           41,357
               Steven D. Whiteman           17,039,710           41,107

        2. To approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 24,000,000 shares to 48,000,000 shares.

                  FOR                       AGAINST          WITHHELD
                  ---                       -------          --------
               16,562,593                   515,818           2,406

        3.  To approve the Viasoft, Inc. 1997 Equity Incentive Plan.

                                                                        BROKER
            FOR               AGAINST                WITHHELD           NON-VOTE
            ---               -------                --------           --------
        12,940,265           4,110,724                11,739            18,089

        4. To ratify the selection of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending June 30, 1998.

                  FOR                       AGAINST                WITHHELD
                  ---                       -------                --------
               17,027,346                   38,478                  14,993

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    EXHIBITS

               NUMBER               DESCRIPTION
               2.1(1)               Stock Purchase Agreement dated as of the
                                    12th day of January, 1998, between Viasoft,
                                    Inc., Michael Howatt Mabey, Nashirali
                                    Samanani, and certain other sellers

               3.1(a)               Certificate of Amendment to the Restated Certificate of
                                    Incorporation, filed November 17, 1997


               3.1(b)               Restated Certificate of Incorporation, as amended
                                    through November 17, 1997

               11 Computation of Earnings Per Share for the three and six month periods ended December
                                    31, 1997 and 1996

               27                   Financial Data Schedule

        (1) Portions omitted and filed separately with the Commission pursuant to a Request for Confidential Treatment dated February 12, 1998.

    (b)  REPORTS ON FORM 8-K

         None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Viasoft, Inc.

Date:  February 13, 1998                    By /s/ Steven D. Whiteman
                                               ----------------------
                                                   Steven D. Whiteman
                                                   President

Date:  February 13, 1998                    By /s/ Mark R. Schonau
                                               -------------------
                                                   Mark R. Schonau
                                                   Chief Financial Officer

               EXHIBIT INDEX

               NUMBER               DESCRIPTION
               2.1(1)               Stock Purchase Agreement dated as of the
                                    12th day of January, 1998, between Viasoft,
                                    Inc., Michael Howatt Mabey, Nashirali
                                    Samanani, and certain other sellers

               3.1(a)               Certificate of Amendment to the Restated Certificate of
                                    Incorporation, filed November 17, 1997

               3.1(b)               Restated Certificate of Incorporation, as amended
                                    through November 17, 1997

               11 Computation of Earnings Per Share for the three and six month periods ended December
                                    31, 1997 and 1996

               27                   Financial Data Schedule

        (1) Portions omitted and filed separately with the Commission pursuant to a Request for Confidential Treatment dated February 12, 1998.