Form 10-Q
period 1998-03-31
VIASOFT INC /DE/
filed 1998-05-15
CIK 935418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1998

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

As of April 30, 1998, there were 19,450,883 outstanding shares of Common Stock, par value $.001 per share, of Viasoft, Inc.

                         VIASOFT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
PART I.  FINANCIAL INFORMATION

 Item 1.        Financial Statements

                Consolidated Balance Sheets as of March 31, 1998
                and June 30, 1997                                           3

                Consolidated Statements of Operations for the
                three and nine months ended March 31, 1998 and 1997         4

                Consolidated Statements of Cash Flows for the
                nine months ended March 31, 1998 and 1997                   5

                Notes to Consolidated Financial Statements                  6

 Item 2.        Management's Discussion and Analysis of Consolidated
                Financial Condition and Results of Operations               9

PART II. OTHER INFORMATION


 Item 6.        Exhibits and Reports on Form 8-K                           18

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                  MARCH 31,              JUNE 30,
                                                                                    1998                   1997
                                                                               ----------------       ---------------
                                                       ASSETS                    (unaudited)
Current assets:
       Cash and cash equivalents                                                     $  28,838              $  8,501
       Investments, at amortized cost                                                   72,189                12,697
       Accounts receivable (less allowance for doubtful accounts
              of $615 and $678, respectively)                                           25,752                21,240
       Prepaid expenses and other                                                        5,621                 2,954
                                                                               ----------------       ---------------
              Total current assets                                                     132,400                45,392
                                                                               ----------------       ---------------

Furniture and equipment:                                                                12,107                 8,054
Less:  Accumulated depreciation                                                         (5,175)               (3,775)
                                                                               ----------------       ---------------
              Furniture and equipment, net                                               6,932                 4,279
                                                                               ----------------       ---------------

Other assets:
       Investments, at amortized cost                                                    5,052                 7,377
       Intangible assets, net                                                            6,134                 4,675
       Other                                                                             2,422                 2,878
                                                                               ----------------       ---------------
              Total other assets                                                        13,608                14,930
                                                                               ----------------       ---------------
              Total assets                                                           $ 152,940              $ 64,601
                                                                               ================       ===============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                              $   2,096              $  2,016
       Accrued compensation                                                              3,617                 3,309
       Accrued income taxes payable                                                      1,933                 3,276
       Other accrued expenses                                                           12,092                 8,709
       Deferred revenue                                                                 19,697                18,227
                                                                               ----------------       ---------------
              Total current liabilities                                                 39,435                35,537
                                                                               ----------------       ---------------
Deferred revenue, recognized after one year                                                233                   230
                                                                               ----------------       ---------------
Other long term liabilities                                                                146                   138
                                                                               ----------------       ---------------
Commitments and contingencies
Stockholders' equity:
       Preferred stock, $.001 par value, 2,000,000 shares authorized,
              no shares issued or outstanding                                              --                    --
       Common stock, $.001 par value, 48,000,000 shares authorized,
               19,386,373 and 17,722,772 shares issued and outstanding at
              March 31, 1998 and June 30, 1997, respectively                                19                    18
       Capital in excess of par value                                                  123,870                43,970
       Common stock subscriptions receivable                                               (31)                  (55)
       Accumulated deficit                                                             (10,265)              (14,930)
       Cumulative translation adjustment                                                  (467)                 (307)
                                                                               ----------------       ---------------
              Total stockholders' equity                                               113,126                28,696
                                                                               ----------------       ---------------
              Total liabilities and stockholders' equity                             $ 152,940              $ 64,601
                                                                               ================       ===============

 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     MARCH 31,                          MARCH 31,
                                                            -----------------------------      -----------------------------
                                                               1998             1997              1998             1997
                                                            ------------     ------------      ------------     ------------
Revenues:
        Software license fees                                   $14,720          $11,380           $44,928          $24,475
        Maintenance fees                                          7,216            5,716            21,203           14,616
        Professional services fees                                4,865            6,765            14,827           18,440
        Other                                                         4               40                83              129
                                                            ------------     ------------      ------------     ------------
              Total revenues                                     26,805           23,901            81,041           57,660
                                                            ------------     ------------      ------------     ------------

Operating expenses:
        Cost of software license and
              maintenance fees                                    3,509            1,221             8,031            2,798
        Cost of professional services fees                        4,203            5,009            13,295           13,479
        Sales and marketing                                      10,989            8,626            30,176           20,946
        Research and development                                  6,600            2,210            12,703            5,062
        Write off of in-process research and development          7,240              --              7,240           26,958
        General and administrative                                1,892            1,862             5,794            4,482
                                                            ------------     ------------      ------------     ------------
              Total operating expenses                           34,433           18,928            77,239           73,725
                                                            ------------     ------------      ------------     ------------

Income (loss) from operations                                    (7,628)           4,973             3,802          (16,065)
                                                            ------------     ------------      ------------     ------------

Other income (expense):
        Interest income                                           1,443              249             3,494              979
        Interest expense                                            --                 9                (1)             (44)
        Other income (expense), net                                 (79)            (422)             (159)            (429)
                                                            ------------     ------------      ------------     ------------
              Total other income (expense)                        1,364             (164)            3,334              506
                                                            ------------     ------------      ------------     ------------

Income (loss) before income taxes                                (6,264)           4,809             7,136          (15,559)
        Provision (benefit) for income taxes                     (2,128)           1,661             2,471            3,921
                                                            ------------     ------------      ------------     ------------
Net income (loss)                                              ($ 4,136)         $ 3,148           $ 4,665         ($19,480)
                                                            ============     ============      ============     ============


Basic earnings (loss) per common  share                        ($  0.21)         $  0.18           $  0.25         ($  1.14)
                                                            ============     ============      ============     ============
Weighted average number of common
        shares outstanding                                       19,371           17,458            18,875           17,150
                                                            ============     ============      ============     ============

Diluted earnings (loss) per common and
        common share equivalent                                ($  0.21)         $  0.17           $  0.24         ($  1.14)
                                                            ============     ============      ============     ============
Weighted average number of common and
        common share equivalents outstanding                     19,371           18,337            19,747           17,150
                                                            ============     ============      ============     ============

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      -------------------------
                                                                                        1998             1997
                                                                                      --------         --------
OPERATING ACTIVITIES:
Net income (loss)                                                                     $  4,665         $(19,480)
                                                                                      --------         --------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Write off purchased in-process research and development (Note 2)                  7,240           26,958
       Depreciation and amortization                                                     2,468            1,183
       Loss on disposal of fixed assets                                                   --                 94
Changes in operating assets and liabilities, net of effect of business acquired
       (Note 2):
       Increase in accounts receivable                                                  (4,377)          (3,289)
       Increase in prepaid expenses and other                                           (3,504)            (242)
       (Increase)/decrease in other assets                                                 540           (2,528)
       Increase/(decrease) in accrued income taxes                                      (1,343)           2,564
       Increase/(decrease) in accounts payable and other accrued expenses                1,673           (4,434)
       Decrease in accrued compensation                                                    308            1,258
       Decrease in deferred revenue                                                      1,345            7,118
                                                                                      --------         --------
              Total adjustments                                                          4,350           28,682
                                                                                      --------         --------
                    Net cash provided by operating activities                            9,015            9,202
                                                                                      --------         --------

INVESTING ACTIVITIES:
       Capital expenditures                                                             (4,219)          (1,935)
       Cash paid for acquisition of customer list                                         (530)            --
       Cash paid for business, net of cash acquired (Note 2)                            (7,314)         (10,225)
       Purchase of investments                                                         (98,549)         (22,292)
       Investment maturities                                                            42,169           30,923
                                                                                      --------         --------
                    Net cash used in investing activities                              (68,443)          (3,529)
                                                                                      --------         --------

FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                           80,648              952
       Payments of short term debt (Note 2)                                               --             (4,099)
       Payments for offering costs                                                        (747)            --
       Payments received on common stock subscriptions receivable                           24                5
       Principal payments under equipment lease obligations                               --                (43)
                                                                                      --------         --------
                    Net cash provided by (used in) financing activities                 79,925           (3,185)
                                                                                      --------         --------

Effect of exchange rate changes on cash                                                   (160)             (55)
                                                                                      --------         --------
Net increase in cash and cash equivalents                                               20,337            2,433
Cash and cash equivalents, beginning period                                              8,501            5,009
                                                                                      --------         --------
Cash and cash equivalents, end of period                                              $ 28,838         $  7,442
                                                                                      ========         ========

Supplemental cash flow information:
       Interest paid                                                                  $   --           $      3
       Income taxes paid                                                                 2,375            1,342
       Disqualifying dispositions                                                        2,696            1,199

                         VIASOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

The consolidated financial statements include the accounts of Viasoft, Inc. and its wholly-owned subsidiaries ("Viasoft" or the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three or nine month periods ended March 31, 1998 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

     Earnings per Common Share and Common Share Equivalent

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which supersedes Accounting Principles Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. The earnings per share calculations for the three and nine months ended March 31, 1998 and 1997, respectively, assume the Company had adopted SFAS No. 128 on July 1, 1996. Shares issuable upon the exercise of employee stock options that are considered anti-dilutive are not included in the weighted average number of common and common share equivalents outstanding.

2.  ACQUISITIONS AND LICENSING AGREEMENTS

     EraSoft Technologies, Inc. ("EraSoft")

On January 12, 1998, the Company acquired all of the outstanding shares of capital stock of EraSoft for cash and certain contingent payments pursuant to a stock purchase agreement with the stockholders of EraSoft. EraSoft developed, marketed and supported year 2000 assessment and analysis software tools for desktop computing. EraSoft was founded in 1996 and was headquartered in Calgary, Alberta, Canada.

The aggregate cost of the EraSoft acquisition consisted of the following (in thousands):

       Cash                                                             $7,795
       Assumption of liabilities and acquisition costs                   1,926
       Additional consideration due                                        246
                                                                       -------
                        Total                                           $9,967
                                                                       =======

The terms of the agreement with EraSoft provide for additional consideration to be paid if the revenue from licenses of EraSoft's products exceeds certain targeted levels between the date of the acquisition and June 30, 2000. In addition, the former stockholders of EraSoft will also receive additional consideration based on revenue from EraSoft products licensed during the period from the acquisition date to June 30, 2000. Additional consideration will be paid in cash and recorded as an adjustment to cost in excess of net assets acquired when earned and will be amortized either using the revenue ratio or straight-line method through June 30, 2000, whichever results in the greater amount of amortization during the period.

The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos. 16 and 17 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $7.2 million of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended March 31, 1998. The Company originally estimated that it would need to spend approximately $1.5 million on product integration to bring the in-process software products to commercial availability. Viasoft has incurred approximately $250,000 through March 31, 1998 to integrate a portion of the technology into the Company's OnMark 2000 product line and bring this initial offering to commercial availability in the third quarter of fiscal 1998. The Company intended to use the purchased technology for enhancements to OnMark 2000 and in other product lines as well, and has now added new initiatives to fully exploit the value of the purchased technology. As a result, the Company has significantly increased its estimate of the remaining investment and development work required to bring the in-process technology to commercial availability in each of these initiatives to an aggregate of $4.7 million over the next two years. The Company allocated the aggregate cost of the acquisition as follows (in thousands):

        Accounts receivable                                  $   381
        Other assets                                             540
        In-process research and development                    7,240
        Purchased research and development                     1,280
        Other intangible assets                                  526
                                                             -------
                                                              $9,967
                                                             =======

Other intangible assets consist of assembled workforce ($230,000) and cost in excess of net assets acquired ($296,000). The assembled workforce and cost in excess of net assets acquired are being amortized on a straight-line basis over seven and five year periods, respectively.

     Licensing Agreements

As part of the Company's strategy to enter into the desktop and client/server arena, the Company entered into license agreements with several software companies in the second quarter of fiscal

1998 and January, 1998 for the rights to distribute additional desktop software tools. The Company made payments to these companies for development of the software tools in accordance with the Company's requirements as set out in the agreements. Payments were made based on the effective date of each agreement and delivery and acceptance of the different versions of the products, all of which occurred during the Company's fiscal third quarter ended March 31, 1998. The Company expensed these payments, approximately $3.2 million, as research and development during the quarter ended March 31, 1998. In addition, the Company will pay royalties to each software vendor based upon sales activity as set out in the agreements. With the acquisition of EraSoft, as well as the licensing of these software tools, the Company launched its year 2000 offering for the desktop and client/server environments, OnMark 2000, during the third quarter of fiscal 1998.

     Rottger & Osterberg Software-Technik GmbH

On December 5, 1996, the Company acquired all of the outstanding shares of capital stock of Rottger & Osterberg Software-Technik GmbH ("R&O") for cash, common stock and the assumption of certain liabilities pursuant to a stock purchase agreement with the stockholders of R&O. R&O developed, marketed and supported repository software tools through its Rochade product line, together with related repository-based services and solutions. R&O was founded in 1976, was headquartered in Munich, Germany and had operations in Europe and the United States.

The following pro forma combined condensed statements of operations for the nine months ended March 31, 1997 give effect to the R&O acquisition as if it had been consummated as of the beginning of the period:

                                                     NINE MONTHS ENDED
                                                      MARCH 31, 1997
                                                   (IN THOUSANDS, EXCEPT
                                                      PER SHARE DATA)
          Total revenues                                  $63,613
          Income before income taxes                       11,392
          Net income                                        7,473
          Earnings per share                              $  0.41

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company derives its revenues primarily from software license fees, software maintenance fees and professional services fees. The Company's software is licensed primarily to large companies and similarly-sized governmental organizations worldwide. Professional services are provided in conjunction with software products and are also provided separately to similar-sized organizations. The Company's products and services are marketed through its United States sales force, both domestically and in Canada, and through foreign subsidiaries and independent distributors in other international markets.

The Company licenses software products directly to customers, distributors, and resellers for resale. The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition". Software license fees are recognized upon delivery and acceptance of the software, receipt of an executed noncancellable license agreement from the customer, the distributor's end-user, or reseller and completion of any significant remaining obligations under the agreement. Revenues from software licensing related to the Company's obligation to provide certain customer support are deferred and recognized straight-line over the contract support period, which is generally one year. Software maintenance contracts are generally renewable on an annual basis, although the Company also negotiates long-term maintenance contracts from time to time. Revenues from maintenance contract renewals are deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized on a percentage of completion basis, which is generally as the related services are provided.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

REVENUES

Total revenues were $26,805,000 for the three months ended March 31, 1998, an increase of 12% from $23,901,000 for the three months ended March 31, 1997. Software license fees were $14,720,000 for the three months ended March 31, 1998, an increase of 29% from $11,380,000 for the three months ended March 31, 1997. Software license fees increased as a result of the launch of the OnMark 2000 product line, representing $5,561,000 in license fees, and continued demand for the Company's mainframe tools to assist in addressing the year 2000 century date change problem. Software license fees overall increased both domestically and internationally; however, a large part of the domestic growth was from the introduction of the OnMark 2000 product line and sales of the Company's mainframe products decreased from the comparable quarter a year ago. The Company was disappointed with the software license fees generated from its mainframe products and is working to improve its sales model and execution.

Maintenance fees were $7,216,000 in the three months ended March 31, 1998, an increase of 26% from $5,716,000 in the three months ended March 31, 1997. The increase was primarily attributable to new software licenses and increases in the fees charged for annual maintenance.

Professional services fees were $4,865,000 for the three months ended March 31, 1998, a decrease of 28% from $6,765,000 for the three months ended March 31, 1997. Services revenue decreased due to changes in the Company's business model for professional services and reductions in revenue recognized from a fixed price contract. The number and size of services engagements declined as a result of the Company's focus on selling enablement services, rather than consulting project services. Consulting project services are large consulting projects managed by Viasoft that provide full implementation of customer initiatives and are staffed primarily by Viasoft and subcontracted staff. Enablement services are solutions, such as ChangeWorks and FastPath 2000, designed by Viasoft to assist customers in using Viasoft products to address initiatives and are staffed primarily with customer resources. Also, revenues recognized from a large, fixed price services engagement have decreased from the same quarter a year ago. The Company re-evaluated this project in the fourth quarter of fiscal 1997 and determined that the level of effort to complete the engagement was more than originally estimated, requiring a decrease in the amount of revenue recognized for that contract going forward. Management believes this project will be completed by June 30, 1998. The Company is currently evaluating its overall services business model to determine the most effective mix of enablement services and consulting projects, from both a revenue generation and profitability standpoint. Management believes that these factors will continue to affect revenues and that during this evaluation process and while implementing changes to the services business model, services revenue will fluctuate, and may decline on a year over year basis, depending on market demand and acceptance of the Company's services offerings.

OPERATING EXPENSES

Cost of software license and maintenance fees, which includes royalties, cost of customer support and packaging and product documentation, was $3,509,000 for the three months ended March 31, 1998, an increase of 187% from $1,221,000 during the three months ended March 31, 1997. Gross margins on software license and maintenance fees decreased to 84% compared to 93% for the three months ended March 31, 1998 and 1997, respectively. The increase in expense and the reduction in margins are primarily due to increased royalty expenses for third-party software. In the third quarter of fiscal 1998, royalty expense to third parties represented 55% of cost of software license and maintenance fees as compared to approximately 5% in the same period in fiscal 1997, due primarily to sales of the OnMark 2000 product line requiring payment of royalties and similar payments to third parties. Excluding royalties, expenses also increased due to additional customer support personnel and their related costs, increased salaries and outside consultants in the customer support area. Management anticipates that the cost of license and maintenance fees will continue to increase and the gross margin will continue to decrease year over year due to increased sales of products requiring royalties to third parties.

Cost of professional services fees, which consists principally of personnel costs, third-party subcontracting fees, and other costs related to the professional services business, was $4,203,000 for the three months ended March 31, 1998, a decrease of 16% from $5,009,000 for the three months ended March 31, 1997. The decrease in expenses is primarily a result of lower subcontractor costs due to the decrease in services revenues. The overall gross margin on professional services fees for the three months ended March 31, 1998 was 14% compared to 26% for the three months ended March 31, 1997. The decrease in margins is a result of the decline in services revenue discussed above. Also, the Company added resources to the fixed-price contract discussed above in order to complete the project in time. Management believes that services margins will continue to decline year over year until this fixed-price contract is completed and as the re-evaluation of the services business model proceeds.

Sales and marketing expenses consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel. Sales and marketing expenses were $10,989,000 for the three months ended March 31, 1998, an increase of 27% from $8,626,000 for the three months ended March 31, 1997. This increase is attributable primarily to an increase in personnel and the associated costs, and increased marketing and promotion costs, in large part for the launch of OnMark 2000. Additionally, third party commissions of $344,000 related to sales through existing EraSoft agents were also incurred in the third quarter of fiscal 1998. The Company is currently restructuring these agreements to eliminate third party commissions and move to a more typical reseller arrangement. These increases were partially offset by a reduction in internal commissions as a result of the revenue mix being more weighted towards the lower commission, third-party intensive, license fees. Sales and marketing expenses as a percentage of total revenues increased to 41% for the three months ended March 31, 1998, compared to 36% for the three months ended March 31, 1997, due primarily to the increase in personnel and marketing costs as well as the slow down in license fee growth.

Research and development expenditures consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and third-party development costs. Total expenditures for research and development were $6,600,000 for the three months ended March 31, 1998, excluding an approximate $7.2 million charge for in-process research and development in connection with the EraSoft acquisition (see Note 2), an increase of 199% from $2,210,000, for the three months ended March 31, 1997. Research and development expenses also include approximately $3.2 million in charges for the development of certain technologies included in OnMark 2000 (see Note 2). Excluding these charges, research and development expenses for the quarter were $3,413,000, an increase of 54% over the same period in the prior year. This increase is primarily for additional personnel and the associated costs, as well as general salary increases, the cost of recruiting qualified personnel, and additional travel. As a percentage of total revenues, research and development costs were 25% for the three months ended March 31, 1998 compared to 9% for the same period in fiscal 1997. The increase in research and development cost as a percentage of revenue is primarily due to the $3.2 million charge discussed above, the increase in personnel and the cost of recruiting qualified development professionals, as well as the slowdown in license fee growth.

General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems and other administrative functions of the Company. General and administrative expenses were $1,892,000 for the three months ended March 31, 1998, representing an increase of 2% compared to $1,862,000 for the three months ended March 31, 1997. This increase is a result of additional administrative personnel. As a percentage of total revenues, general and administrative expenses decreased to 7% for the three months ended March 31, 1998 compared to 8% for the three months ended March 31, 1997 primarily as a result of the increase in revenues.

OTHER INCOME (EXPENSE)

Interest income in the three months ended March 31, 1998 was $1,443,000, compared to $249,000 in the three months ended March 31, 1997. This was due primarily to interest income generated from the cash raised from the Company's secondary offering completed on September 22, 1997. Other expense for the three months ended March 31, 1998 was $79,000 as compared to $422,000 for the three months ended March 31, 1997. This improvement was the result of lower foreign currency exchange losses in fiscal 1998 as compared to fiscal 1997. See "Effects of Inflation and Foreign Currency Exchange Fluctuations."

PROVISION FOR INCOME TAXES

The Company had an income tax benefit of $2,128,000 for the three months ended March 31, 1998, as compared to an expense of $1,661,000 for the same period in 1997. The benefit resulted from the losses incurred due to the write-off of in-process research and development related to the EraSoft acquisition, as well as the research and development charges for third-party development costs. The Company's effective tax rate was 34% for the three months ended March 31, 1998, compared to 35% for the same period in the prior year.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

REVENUES

Total revenues were $81,041,000 for the nine months ended March 31, 1998, an increase of 41% from $57,660,000 for the nine months ended March 31, 1997. Software license fees were $44,928,000 for the nine months ended March 31, 1998, an increase of 84% from $24,475,000 for the nine months ended March 31, 1997. Software license fees increased both domestically and internationally as a result of the continued demand for the Company's tools to assist in addressing the year 2000 century date change problem both for the mainframe and desktop environments, the increased demand for the Company's software tools to do non-year 2000 maintenance or transition projects on existing systems, and software license fees from the sale of the Rochade product line (see Note 2).

Maintenance fees were $21,203,000 in the nine months ended March 31, 1998, an increase of 45% from $14,616,000 in the nine months ended March 31, 1997. The increase was due to the

R&O acquisition, as well as new software licenses, customer system upgrades and increases in the fees charged for annual maintenance.

Professional services fees were $14,827,000 for the nine months ended March 31, 1998, a decrease of 20% from $18,440,000 for the nine months ended March 31, 1997. Professional services fees have decreased year over year as a result of the transition to enablement services and the reduced revenue from a fixed-price services engagement. See discussion of professional services fees in Comparison of Three Months Ended March 31, 1998 and March 31, 1997.

OPERATING EXPENSES

Cost of software license and maintenance fees was $8,031,000 for the nine months ended March 31, 1998, an increase of 187% from $2,798,000 during the nine months ended March 31, 1997. Gross margins on software license and maintenance fees decreased to 88% compared to 93% for the nine months ended March 31, 1998 and 1997, respectively. The expense increase and margin decrease are primarily due to additional royalty expenses to third parties. In fiscal 1998, royalty expense to third parties represents 46% of cost of software license and maintenance fees as compared to 4% in fiscal 1997. Sales of the OnMark 2000 product line require payment of royalties to third parties. In addition, increases in customer support personnel and their related costs, increased salaries and outside consultants, amortization of the purchased research and development from the R&O acquisition and increased costs of product documentation as a result of higher sales volumes and new version releases of existing products contributed to the increase in expenses. Management anticipates that the cost of license and maintenance fees will continue to increase and the gross margin will continue to decrease year over year due to increased sales of products requiring royalties to third parties.

Cost of professional services fees was $13,295,000 for the nine months ended March 31, 1998, a decrease of 1% from $13,479,000 for the nine months ended March 31, 1997. The decrease in expenses is primarily a result of reduced subcontractor costs and bonuses due to decreased revenues, offset by additional personnel and their related costs, higher salaries and travel expenses. The overall gross margin on professional services fees for the nine months ended March 31, 1998 was 10% compared to 27% for the nine months ended March 31, 1997. The decrease in margins is a result of the decline in services revenue, and other factors, discussed above. Also, the Company added resources to the fixed-price contract discussed above in order to complete the project on time. Management believes that services margins will continue to decline year over year as the fixed-price contract is completed and as the re-evaluation of the services business model proceeds.

Sales and marketing expenses were $30,176,000 for the nine months ended March 31, 1998, an increase of 44% from $20,946,000 for the nine months ended March 31, 1997. This increase is attributable primarily to an increase in personnel, including the R&O personnel, and the associated costs, higher salaries, marketing and promotion costs, increased travel, bonuses, increased commissions as a result of revenue growth, and the cost of recruiting qualified sales and marketing personnel. Sales and marketing expenses as a percentage of total revenues was 37% for the nine months ended March 31, 1998, compared to 34% for the nine months ended March 31, 1997, due primarily to the increase in personnel and marketing costs.

Research and development expenditures were $12,703,000 for the nine months ended March 31, 1998, an increase of 151% from $5,062,000, excluding approximate charges of $7.2 million and $27.0 million for in-process research and development in connection with the EraSoft and R&O acquisitions, in the nine months ended March 31, 1998 and 1997, respectively. Research and development expenses in fiscal 1998 include approximately $3.2 million in expense related to the OnMark 2000 product. See Comparison of Three Months Ended March 31, 1998 and March 31, 1997 Discussion. Excluding these charges, research and development costs for the nine months ended March 31, 1998 were $9,516,000, an increase of 88% over the same period in fiscal 1997. These increases resulted from additional personnel and the associated costs, including EraSoft and R&O's research and development staffs, as well as general salary increases, and the cost of recruiting personnel and external consultants. As a percentage of total revenues, research and development costs were 16% for the nine months ended March 31, 1998 compared to 9% for the same period in fiscal 1997. The increase in research and development cost as a percentage of revenue is primarily due to the $3.2 million in charges noted previously, the increase in personnel, and the cost of recruiting qualified development professionals.

General and administrative expenses were $5,794,000 for the nine months ended March 31, 1998, representing an increase of 29% compared to $4,482,000 for the nine months ended March 31, 1997. This increase is a result of additional administrative personnel, including R&O personnel, and their related costs, general salary increases, additional legal fees and travel costs, and amortization of intangibles related to the R&O and EraSoft acquisitions. As a percentage of total revenues, general and administrative expenses decreased to 7% for the nine months ended March 31, 1998 compared to 8% for the nine months ended March 31, 1997 primarily as a result of the increase in revenues.

OTHER INCOME (EXPENSE)

Interest income in the nine months ended March 31, 1998 was $3,494,000, compared to $979,000 in the nine months ended March 31, 1997. This was due primarily to interest income generated from the cash raised from the Company's secondary offering completed on September 22, 1997. Other expense for the nine months ended March 31, 1998 was $159,000 as compared to an expense of $429,000 for the nine months ended March 31, 1997, as foreign currency exchange losses decreased in fiscal 1998. See "Effects of Inflation and Foreign Currency Exchange Fluctuations."

PROVISION FOR INCOME TAXES

The provision for income taxes was $2,471,000 and $3,921,000 for the nine months ended March 31, 1998 and 1997, respectively. The Company's effective tax rate was 35% for the nine months ended March 31, 1998, compared to 36%, excluding the effect of the nondeductible purchased in-process research and development charge, for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash and cash equivalents and investments of $106,079,000, representing an increase of $77,504,000 from the total of $28,575,000 at June 30, 1997. The increase is primarily a result of the successful completion of the Company's secondary offering of common stock on September 22, 1997, which raised $76,180,000. The remaining increase is primarily a result of cash flow from operations.

The Company's net cash provided by operating activities was $9,015,000 and $9,202,000 for the nine months ended March 31, 1998 and 1997, respectively. Net cash provided from operations for the nine months ended March 31, 1998 was composed primarily of net income excluding non-cash charges for the write-off of purchased in-process research and development for the EraSoft acquisition, depreciation and amortization, and offset by a decrease in working capital, primarily from a decrease in accounts receivable and prepaid assets. Net cash provided by operations for the nine months ended March 31, 1997 was composed primarily of net loss offset by non-cash charges for the write-off of the purchased in-process research and development related to the R&O acquisition, depreciation and amortization, and a net increase in working capital.

The Company's investing activities used cash of $68,443,000 and $3,529,000 in the nine months ended March 31, 1998 and 1997, respectively. In the nine months ended March 31, 1998, cash was used for the purchase of investments in excess of investment maturities, and to a lesser extent, the purchase of EraSoft and furniture, fixtures equipment and software, as well as for the acquisition of a customer list for the Company's new direct operation in France. In the nine months ended March 31, 1997, the primary use of cash was for the purchase of R&O and to a lesser extent, the purchase of furniture, fixtures and equipment, offset by investment maturities of exceeding purchases.

The Company's financing activities provided cash of $79,925,000 and used cash of $3,185,000 in the nine months ended March 31, 1998 and 1997, respectively. In the nine months ended March 31, 1998, cash was primarily provided by the completion of the Company's secondary offering net of payments for offering costs. In the nine months ended March 31, 1997, cash was used primarily for payment of R&O debt acquired, offset in part by the sale of common stock through the employee stock purchase plan and the exercise of stock options.

As of March 31, 1998, the Company did not have any material commitments for capital expenditures. For the remainder of fiscal 1998, the Company anticipates capital expenditures of approximately $1.1 million, primarily for computer hardware and software, leasehold improvements for new offices and to update the Company's communications equipment and systems.

On September 22, 1997, the Company received proceeds in an aggregate amount of $76,180,000 from a secondary offering of 1,465,000 shares of its common stock. The Company expects that the proceeds of this offering and existing working capital, together with cash from operations, will be sufficient to meet its capital and liquidity needs for the foreseeable future.

YEAR 2000 CONSIDERATIONS

The Company has established a formal program to address any potential year 2000 compliance issues relating to its (i) internal operating systems, (ii) products and (iii) distributors, resellers and vendors. The Company has completed an assessment of all of its major internal operating systems and is continuing to monitor any new additions to its internal operating systems for year 2000 compliance. The Company is currently installing a new enterprise-wide accounting system and an order processing/customer support system, each of which has been warranted by the vendor to be year 2000 compliant. All of the Company's internally developed products have been designed and tested to satisfy the Company's year 2000 specifications. However, the Company has determined that a small number of the Company's product offerings that include third-party products have not yet been updated to meet the Company's year 2000 compliance standards and the Company is continuing to monitor the third party's efforts to satisfy the Company's year 2000 specifications. The Company is also in the process of reviewing the status of its distributors, resellers and vendors with respect to year 2000 compliance. The cost of the Company's year 2000 compliance program has not had and is not expected to have a material effect on the Company's results of operations or liquidity. However, there can be no assurance that the Company will not experience material adverse consequences in the event that the Company's year 2000 compliance program is not successful or its distributors, resellers or vendors are unable to resolve their year 2000 compliance issues in a timely manner.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or (except as described below) foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars except in Italy and Spain, where they are denominated in local currency. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $140,000 from foreign currency fluctuations in the nine months ended March 31, 1998. The Company's unhedged foreign currency exposure at March 31, 1998 consisted of the following (in thousands):

                        NET SHORT-TERM RECEIVABLES                                  NET RECEIVABLES
                         (PAYABLES) WITH FOREIGN        NET INVESTMENT IN            FROM FOREIGN
                               SUBSIDIARIES            FOREIGN SUBSIDIARIES          DISTRIBUTORS        TOTAL

Canada                           $    605                      $ 1,329                                   $ 1,934
United Kingdom                        383                        (940)                                     (557)
Australia                             906                           44                                       950
Germany                           (5,638)                       15,336                                     9,698
France                              1,493                        (396)                                     1,097
Belgium                               438                        (322)                                       116
Netherlands                             2                         (45)                                      (43)
Mexico                                 29                         (15)                                        14
Spain                                 ---                          ---                  $   762              762
Italy                                 ---                          ---                      481              481
                               ----------                 ------------                  -------       ----------
                TOTAL           ($  1,782)                     $14,991                  $ 1,243          $14,452
                               ==========                 ============                  =======       ==========

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


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, the Company's dependence on the year 2000 century date conversion market, both mainframe and desktop, and dependence on its ESW primary product line, fluctuations in revenues and operating results, fluctuations in market demand and product mix, the Company's ability to manage changes in its professional services business and risks associated with a professional services business, including volatility of workload, ability to successfully manage consulting projects, proper allocation of resources and hiring, training and retaining qualified personnel, risks associated with international operations including longer payment cycles and exchange rate fluctuations, the Company's ability to manage rapid change in its business and industry, the Company's ability to enhance existing products and develop or acquire new products and technology to keep pace with technological developments and evolving industry standards and to respond to changes in customer needs, the Company's ability to identify, complete, manage and integrate acquisitions of businesses, products and technologies, charges, costs and uncertainties related to acquisitions, intense competition in the Company's markets, the performance of the Company's distributors, resellers and solution providers, the Company's dependence on key management and technical personnel and increasing competition to attract skilled personnel, the adequacy of the Company's program to address year 2000 compliance issues, and general economic and business conditions, as well as factors discussed elsewhere in this Form 10-Q, in "Factors That May Affect Future Results" in the Company's Form 10-K for the year ended June 30, 1997 and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS

         NUMBER                  DESCRIPTION

         11 Computation of Earnings Per Share for the three and nine month periods ended March 31, 1998 and 1997

         27                      Financial Data Schedule


    (b)  REPORTS ON FORM 8-K

         None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Viasoft, Inc.



Date:  May 15, 1998                      By /s/ Steven D. Whiteman
                                            ----------------------
                                                  Steven D. Whiteman
                                                  Chief Executive Officer


Date:  May 15, 1998                      By /s/ Mark R. Schonau
                                            -------------------
                                                  Mark R. Schonau
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

       NUMBER              DESCRIPTION

         11 Computation of Earnings Per Share for the three and nine month periods ended March 31, 1998 and 1997

         27                Financial Data Schedule