Form 10-K
period 1998-06-30
VIASOFT INC /DE/
filed 1998-09-24
CIK 935418

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (602) 952-0050
                                 ---------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, $0.001 par value per share
                         Preferred Share Purchase Rights
                                (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At July 31, 1998, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $244,734,090 based upon the closing sale price of the common stock on such date, as reported on The Nasdaq Stock Market.

    At July 31, 1998, the number of shares of common stock outstanding was 19,326,796.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.
================================================================================

                                  VIASOFT, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

Item 1.   Business                                                          1
Item 2.   Properties                                                       20
Item 3.   Legal Proceedings                                                20
Item 4.   Submission of Matters to a Vote of Security Holders              20

PART II

Item 5.   Market for the Registrant's Common Stock
             and Related Stockholder Matters                               20
Item 6.   Selected Consolidated Financial Data                             21
Item 7.   Management's Discussion and Analysis of Consolidated Financial
             Condition and Results of Operations                           25
Item 8.   Consolidated Financial Statements and Supplementary Data         33
Item 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures                                     33

PART III

Item 10.  Directors and Executive Officers of the Registrant               33
Item 11.  Executive Compensation                                           34
Item 12.  Security Ownership of Certain Beneficial Owners and Management   34
Item 13.  Certain Relationships and Related Transactions                   34

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  34

SIGNATURES                                                                 37

FINANCIAL STATEMENTS                                                       F-1


    Viasoft(R), Analytical Engine(TM), Application Knowledge Repository(TM), Existing Systems Workbench(R), ESW(R), VIA/Insight(R), Visual Recap(TM), VIA/SmartEdit(R), VIA/SmartTest(R), VIA/Renaissance(TM), VIA/SmartDoc(R), VIA/Alliance(R), VIA/ValidDate(R), VIA/AutoChange(TM), VIA/AutoTest(TM), VIA/SmartQuest(TM), OnMark(TM), OnMark 2000(TM), Visual Process(TM), ChangeWorks(TM), Viasoft's Insourcing(R), Viasoft's Enterprise 2000(R), Viasoft's Estimate(TM), Viasoft's FastPath 2000SM, Viasoft's Impact 2000SM, Viasoft's Plan 2000SM, Bridge(TM), Viasoft's Legacy Transitions SM, Independent Verification and ValidationSM, IV & VSM and Rochade(TM) are trademarks and service marks of the Company. This report also includes trade names, trademarks and references to intellectual property owned by other companies.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Viasoft, Inc., a Delaware corporation ("Viasoft" or the "Company"), provides business solutions that help organizations worldwide understand, manage, evolve, reuse, transition and modernize mission-critical applications that support their fundamental business processes. These business solutions are provided through integrated software products and specialized professional consulting services.

    Business and governmental organizations rely on large-scale computer applications to help manage their businesses. These applications, many of which are mission-critical, contain the core knowledge and processes required to run the major operations of these organizations. Enormous investments have been made in these applications and organizations need to modernize and extend their existing applications to leverage that investment and address changing information requirements, as well as migrate to new computer architectures and languages and integrate into the Web.

    The overall strategy of the Company is to provide products and consulting services to support the application modernization needs of large organizations worldwide. Over the years, Viasoft has come to thoroughly understand mission critical applications: how they are put together, and how to extract the business value from them. The Company's business solutions are designed to assist its customers in cost effectively leveraging their investment and the business value within their existing systems by managing applications and data, adding proven, repeatable processes to their development and maintenance initiatives, improving the quality of the applications and assisting in specialized and complex redevelopment initiatives. With the Existing Systems Workbench, a comprehensive, integrated toolset that enables management of existing systems, and the Rochade repository product line, together with the know-how gained from considerable experience working with mission critical applications, the Company has also established a solid base on which to build additional application modernization solutions in the future.

    Viasoft was founded in 1983 under the name Software Renovation Technology as a California corporation. In 1986, the Company changed its name to Viasoft, Inc. and reincorporated in Delaware. The Company's executive offices are located at 3033 North 44th Street, Phoenix, Arizona 85018, and its telephone number is
(602) 952-0050.

VIASOFT PRODUCTS

    Viasoft offers a range of products that support its application modernization strategy. These products enable organizations to understand, manage, evolve, reuse, transition and modernize their existing mission-critical enterprise applications. The Company's three primary product lines include the Existing Systems Workbench, a comprehensive, integrated toolset that enables the management of existing systems, Rochade, an enterprise repository environment, and OnMark 2000, a suite of tools for the desktop and client/server year 2000 century date conversion.

THE EXISTING SYSTEMS WORKBENCH

    The Existing Systems Workbench ("ESW") is an integrated suite of software tools built around two core technologies, the Analytical Engine and the Application Knowledge Repository. ESW products are available as a complete suite or as individual products that address each phase of the existing applications maintenance and redevelopment life-cycle.

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

    Each component product of ESW is described briefly below:

    VIA/ALLIANCE:   APPLICATION  UNDERSTANDING.   VIA/Alliance  is  designed  to
determine the scope of an application and the number of changes required to deliver a specified enhancement by analyzing different components of an application and revealing the interrelationships between these components. VIA/Alliance is also used to plan and estimate maintenance, enhancement and redevelopment projects and to facilitate projects involving file or database conversions, enabling and populating repositories or integrating new applications and packaged software.

    VISUAL RECAP: PORTFOLIO ANALYSIS AND REPORTING. Visual Recap is the decision support component of ESW. Visual Recap allows information systems managers to measure and gauge objectively the quality, complexity and business value of applications and programs by providing industry-accepted measurements and standards, including automation of the counting of function points.

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

    Along with the component products of ESW, the Company has developed and acquired complementary products that are either customized to address specialized redevelopment initiatives or assist in the ongoing management of existing systems. These products are described briefly below:

VIASOFT'S BRIDGE AND CHANGE TOOLS

    VIASOFT'S BRIDGE PRODUCTS. Viasoft has bridging technology based on a windowing technique to support large conversion projects of its customers, such as the year 2000 and Euro conversions. The primary benefits of bridging include the protection of data integrity, speed in the conversion process and preservation of historical data, among others. Viasoft's Bridge 2000 is designed to automatically translate two-digit date formats in customer data files to the four-digit formats required by programs that have been converted for year 2000 compliance. Viasoft's Bridge for Euro is a data-converter utility designed to support dual-currency conversion handling.

    CHANGE TOOLS. Viasoft has two product lines of tools designed to analyze and assess required changes for large conversion projects and automate the process of making those changes.

    VIASOFT'S ESTIMATE. Viasoft's Estimate is a tool for analyzing and assessing the size of the programming effort required for year 2000 date conversions. The Estimate product is also capable of analyzing the impact of other programming projects that require location of specific numerical or other fields. For example, additional functionality is being added to the product for use in Euro conversion projects. Estimate for Euro is currently planned to be available by the end of the calendar year.

    VIA/AUTOCHANGE. VIA/AutoChange is an interactive tool that guides the user through the process of changing large quantities of source code on an automated basis. VIA/AutoChange allows the user to assign a conversion strategy to each impacted data item in the conversion set and automatically apply the desired changes to the source code. VIA/AutoChange also provides audit and reporting capabilities so the user may monitor the status of program changes that have been made. The Company is currently developing VIA/AutoChange for Euro, which will be used in conjunction with Viasoft's Bridge for Euro to address the Euro currency transition.

VIASOFT'S TESTING AND VALIDATION PRODUCTS

    VIA/AUTOTEST. VIA/AutoTest automates the testing process for single programs, individual applications or an entire enterprise, by capturing business functions, and automatically creating scripts for playback. VIA/AutoTest assists the user in monitoring and managing the entire testing process, including regression, stress, load and performance testing. VIA/AutoTest allows tests to be scheduled and conducted in unattended mode and provides the ability to share tests across any number of applications.

    VIA/VALIDDATE. VIA/ValidDate tests the manner in which programs will respond to future dates without altering the operating system. VIA/ValidDate provides an alternate, running clock that allows the user to monitor run times for programs with simulated dates. VIA/ValidDate also provides a logging facility, which enables the user to audit the programs run through the VIA/ValidDate testing.

    VIA/SMARTQUEST. The VIA/SmartQuest products are automated fault diagnosis tools that intercept abends, pinpoint problems and present the failure information to programmers in a readable format. Each of the VIA/SmartQuest products, VIA/SmartQuest for CICS and VIA/SmartQuest for Batch, supports the COBOL, Assembler and PL/I mainframe environments.

    VIA/SMARTTEST. The Company also markets VIA/SmartTest, a component of ESW, as a separate product in its testing and validation solutions.

    SERENA TESTING PRODUCTS. To extend its testing capabilities, the Company entered into a Reseller Agreement with Serena Software International to provide the following testing functionality: (i) source and version reconciliation (Concurrent Development Facility); (ii) comparison capabilities for database, load module and test comparisons (Comparex); (iii) editing capabilities for year 2000 conversions and complex file and data management tasks (StarTool); (iv) data-aging capabilities that expedite the testing process and protect the accuracy of date-related program changes (StarWarp) and (v) automated tracking of system and application dataset changes as they occur (Synctrac).

ROCHADE

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

    The Company believes that an enterprise-wide repository is necessary to fully manage cross-application dependencies, plan and execute large-scale conversion projects, and extend information models to accommodate new application components, languages and execution environments. Rochade enhances the Company's repository technology by permitting the storage of greater volumes of information at the enterprise level. Rochade is designed to allow more efficient access to, and understanding and management of, customers' applications and data utilizing a variety of computer languages, operating systems and non-Viasoft products.

    The Company is currently marketing several enhancements to the Rochade repository technology that the Company believes increase the ease of use and extend the openness of the repository. These enhancements include EdgeworX Plus, a fully integrated development environment that builds interactive, Web-enabled Rochade applications, and the ODBC Driver, which provides open access to information stored in Rochade by utilizing the SQL language.

    Viasoft is continuing to enhance the Rochade repository technology for integration with Viasoft's ESW product line and professional services solutions. The Company believes that the Rochade repository provides significant additional benefits to customers as part of a suite of integrated products and solutions, compared to repositories offered as standalone products. Viasoft also believes Rochade permits greater flexibility to create repository information models to accommodate data warehousing, process management, project tracking and similar initiatives. As an open enterprise-wide repository, Rochade also provides an additional foundation in the Company's strategy to develop and market new integrated products and solutions.

    For example, the Company currently expects to release a new product in early 1999 that is designed to assist customers in inventorying, tracking, planning, analyzing and managing application resources across multi-technology environments. This enterprise-wide analysis tool will allow customers to view information about the components in their business systems and the manner in which such components are interrelated. This product integrates Rochade and ESW technology and is designed to give customers the ability to examine all of their applications at the enterprise level to provide valuable information for managing and modernizing their applications.

ONMARK 2000

    OnMark 2000 is an end-to-end solution designed to address each phase of year 2000 conversion for desktop and client/server applications. The OnMark 2000 product suite delivers a solution to address hardware, application and data-related year 2000 issues. The core product within the OnMark 2000 product suite, OnMark 2000 Assess, was acquired by the Company through its acquisition of EraSoft Technologies, Inc. ("EraSoft"). The Company also entered into license agreements with three software companies for the rights to distribute certain desktop software tools that complete the Company's OnMark 2000 product line. See "Product Development -- Acquisitions and Strategic Relationships" and Note 2 of the Consolidated Financial Statements.

    The Company believes that the primary benefits of the OnMark 2000 product suite are the reduction of time and resources an organization must dedicate to its desktop and client/server year 2000 century date conversion through the automated identification of hardware and software that is not year 2000 compliant and the leverage of information for reuse by creating an inventory portfolio of all hardware and software in an organization. Each of the OnMark 2000 products is described briefly below:

    ONMARK 2000 SURVEY. OnMark 2000 Survey performs an automated inventory of all of the personal computers in an organization's enterprise throughout the organization's corporate network. Customized year 2000 reports are generated to assist in measuring year 2000 compliance.

    ONMARK 2000 ASSESS. OnMark 2000 Assess is a risk assessment tool that determines the impact of the year 2000 change on the hardware and software information obtained with OnMark 2000 Survey. OnMark 2000 Assess is designed to analyze hardware, software, source code, data files, databases and spreadsheets, including spreadsheets written in MS-Excel, Lotus 1-2-3 and Quattro Pro, to determine the year 2000 impact on each personal computer in an organization. The Assess product shows the data that may require change for the year 2000 conversion and ranks areas of risk by severity level.

    ONMARK 2000 WORKBENCHES. The OnMark 2000 Workbenches are interactive workbenches that assist programmers in analyzing and remediating (i) spreadsheets written in MS-Excel, (ii) databases, forms, tables, queries, macros and embedded VBA code in MS-Assess and (iii) client/server applications written in C/C++, Visual Basic, PowerBuilder and UNIX Shell Scripts.

VIASOFT SERVICES

    Historically, the Company's professional services provided processes, technology and expertise to address complex, large-scale maintenance and redevelopment requirements of large organizations. Most of these projects have been related to year 2000 conversion. During the past fiscal year, the Company focused its efforts in the services business in two areas: (i) completion of a single, large, fixed price engagement for converting applications for year 2000 compliance, and (ii) performing smaller enablement projects, designed to assist and train customers to perform the projects in-house, with their own resources. Larger-scale professional services projects with the Company's customers were referred to services companies and integrators that have strategic relationships with the Company. The large, fixed price conversion project was completed in June 1998. While the Company was disappointed with the financial results of this two-year project, management considered the project a success because the project was completed on time and provided a valuable reference account for the Company's larger-scale service capabilities. In hindsight, management believes that this limited focus of its services business during fiscal 1998 was unsuccessful in helping to establish a services business to complement sales of its software products.

    Going forward, management believes that professional consulting services will be an important component of the Company's application modernization strategy, as customers will need to establish proven, repeatable processes for their new development and revitalization efforts. To this end, the Company has refocused its efforts on the services business and plans to offer a broad range of solutions. In addition, the Company has made management changes and put an experienced team in place to consolidate and manage the services organization on a worldwide basis. Finally, the Company acquired the exclusive rights to market, sell and enhance a knowledge-driven process management tool, SHL TRANSFORM. See
Note 11 of the Consolidated Financial Statements. Viasoft currently intends to deliver all of its current and future service solutions within this process management tool, which will be called Visual Process. See "Management's
Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

    The Company's current service solution offerings are briefly described below:

VIASOFT'S ENTERPRISE 2000

    Viasoft's Enterprise 2000 is the umbrella solution offering under which the Company markets its year 2000 analysis, planning, conversion and testing solutions. The Company performs these solutions through a combination of professional services, its ESW technology and its Bridge and Change tools. A brief description of these solutions follows:

    VIASOFT'S FASTPATH 2000. FastPath 2000 is designed to provide the primary components of year 2000 century date conversion, including inventory of components, conversion planning and code changing and testing, on an application level, rather than an enterprise-wide level. FastPath 2000 allows customers to begin their year 2000 century date conversion by addressing their most critical applications, one at a time. Viasoft also provides training through FastPath 2000 to enable customers to perform planning and conversion tasks using internal resources.

    VIASOFT'S YEAR 2000 DESKTOP SOLUTION. The Company has extended its FastPath 2000 methodology to the personal computer environment with its FastPath 2000 Desktop solution. FastPath 2000 Desktop utilizes the OnMark 2000 product suite to provide the primary components of year 2000 century conversion on an application level in the personal computer environment.

    CHANGEWORKS. ChangeWorks provides companies with an "assembly line" approach to in-house code remediation and maintenance. ChangeWorks assists customers that have completed the assessment phase and are ready to begin code conversion by customizing the change process to work in conjunction with the customer's existing hardware and infrastructure resources.

VIASOFT'S TESTING AND VALIDATION SOLUTIONS

    FASTPATH 2000 TESTING. FastPath 2000 Testing provides testing and validation for programs that have been changed or impacted by change as a result of year 2000 century date conversion. A repeatable testing process is defined, which includes test planning, test data generation, script creation, test execution and test results comparison, customized for the customer's environment. FastPath Testing is a component of the full FastPath 2000 solution, but is also provided separately for customers seeking an independent party to plan the testing phase of year 2000 conversions.

    INDEPENDENT VERIFICATION AND VALIDATION. Viasoft's Independent Verification and Validation ("IV&V") solution assesses the risk of failure for applications previously modified for the year 2000 conversion. IV&V combines Viasoft's ESW technology and its testing and validation products with onsite professional services to provide an evaluation of the conversion and testing activities performed to date. IV&V provides an independent evaluation of: (i) the inventory, which verifies that a comprehensive inventory was used during conversion; (ii) the impact analysis, which identifies the impacted components for each application and compares such components to the impact analysis created by the customer's conversion team; (iii) code changes, which reviews the changes made to source code by the conversion team and identifies errors or discrepancies; (iv) test plans and validation of test execution, which evaluates the year 2000 testing program performed by the customer's conversion team and
(v) the implementation plan, which assesses the code migration procedures in place during the year 2000 conversion project and the plan defined for the migration of the converted code into production. The purpose of the IV&V solution is to provide an outside evaluation of the conversion process used, primarily for audit purposes.

VIASOFT'S INSOURCING

    To assist organizations that desire to increase productivity in their maintenance and redevelopment activities while avoiding the loss of control over their systems associated with outsourcing, the Company offers a solution known as Viasoft's Insourcing. Viasoft's Insourcing combines Viasoft's ESW technology with onsite professional services to enable customers to successfully implement enhanced, repeatable processes for maintenance and redevelopment of existing applications. The Company believes that the combination of its expertise, technology and professional services can free significant existing customer programming resources for redeployment by increasing productivity and reducing the costs, time and effort required to maintain existing applications.

VIASOFT'S LEGACY TRANSITIONS

    Many organizations are implementing a transition from exclusive reliance on mainframe computers to the use of the mainframe together with distributed computing environments for certain applications. Viasoft offers services and technology designed to enable organizations to reuse existing mainframe applications in new computing architectures, including distributed computing environments, and to integrate existing mainframe applications with these architectures. The Company believes that use of its technology and services should improve customers' ability to leverage their existing mainframe applications by increasing flexibility to integrate mission-critical applications with new architectures and systems, or by migrating and reusing existing mainframe code in these new environments.

EDUCATION SERVICES

    The Company provides a variety of training services designed to enable customers to utilize fully the Company's technology solutions. These training offerings are generally conducted at the customer's site by specialists, and range from introductory courses in using the Company's products to advanced techniques courses. The Company also offers customized training for specific customers and instructs customer personnel to conduct ongoing training of their information systems staff. Computer-based training is also available for some of the Company's ESW products.

CUSTOMER SUPPORT

    The Company offers maintenance for each of its products, entitling the customer to receive technical support and advice, including problem resolution services, installation assistance, error corrections and any product enhancements released during the maintenance period. Under the Company's standard license agreements, maintenance is renewable on an annual basis, and is generally priced at a percentage of the then current list price. While maintenance is provided without charge for the mainframe products during the first year, maintenance fees for personal computer products are charged from the outset of the contract. In addition, the Company provides its personal computer product customers with the option of purchasing maintenance on a per phone call basis. While most mainframe customers renew maintenance on an annual basis, a significant number of PC product customers do not purchase maintenance services from the Company. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations." In the fiscal years ended June 30, 1998, 1997 and 1996, maintenance fees represented approximately 25%, 25% and 33%, respectively, of the Company's total revenues. Maintenance and support services are provided primarily by telephone from the Company's Phoenix, Arizona, headquarters and its Westford, Massachusetts office, as well as certain offices of the Company's international subsidiaries and distributors.

SALES, MARKETING AND DISTRIBUTION

    Viasoft markets its products and services principally to Global 5000 and similarly sized business and governmental organizations worldwide. The Company's sales efforts are implemented through its domestic and international direct sales organizations, through a number of foreign independent distributors located in Europe, the Far East, South Africa and Latin America, and through a new reseller channel established during fiscal 1998 primarily to sell the OnMark 2000 product line.

DIRECT SALES

    The Company sells and supports its products and services in North America and portions of South America from its Phoenix, Arizona, headquarters and eight primary field offices in the United States. As of June 30, 1998, the Company had 58 salespersons worldwide, including 32 located at the Company's headquarters and the United States field offices. These offices cover the territories of the United States, Canada, Mexico, Central America and certain countries in South America. Internationally, the Company's subsidiary offices sell directly to customers primarily in Australia, Austria, Belgium, Canada, France, Germany, Luxembourg, the Netherlands, New Zealand, Switzerland and the United Kingdom.

INTERNATIONAL DISTRIBUTORS

    Viasoft markets its products to international customers both directly and through independent distributors. Distributors are authorized by Viasoft to license the Company's software products to end-users. In addition to its subsidiary offices, the Company markets Rochade and/or the ESW product line internationally in 36 countries through 16 independent distributors. To date, the Company has not offered significant professional services through its distributors.

ONMARK 2000 RESELLER CHANNEL

    Along  with the  direct  marketing  of  OnMark  2000  products  through  the
Company's domestic offices and international subsidiaries, the Company indirectly markets the OnMark 2000 product line worldwide through a new reseller channel established during fiscal 1998, which includes master resellers, integrators and dealers. Master resellers are authorized by Viasoft to license the Company's OnMark 2000 products to dealers and end-users and, depending on the nature of the reseller's business, some are limited to a specific geographic area and some are worldwide. Integrators and dealers are authorized by Viasoft to license the Company's OnMark 2000 products to end-users. Integrators are typically limited to specific territories and dealers are typically assigned for administrative purposes to a particular master reseller. As of June 30, 1998, the Company had entered into agreements with four master resellers, 37 integrators and 15 dealers.

COMPETITION

PRODUCTS

    The market for the Company's software products is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. Most of the Company's competitors and many potential competitors have substantially greater financial, marketing and technology resources than the Company. Major competitors for software product license sales include Computer Associates International, Inc., Compuware Corporation, Micro Focus Group Public Limited Company, Network Associates, Inc., Platinum Technology, Inc. and WRQ, Inc. The Company believes that the principal factors affecting competition in its product markets include compatibility with customers' platforms and languages, product functionality, quality of support, product performance and reliability, ability to respond to changing customer needs, ease of use and price.

CONSULTING SERVICES

    The market for the types of professional services provided by the Company is also highly competitive. Major competitors of the Company's services business are primarily the consulting organizations of the Big Five accounting firms, as well as Computer Horizons Corp., Data Dimensions Inc., Electronic Data Systems Corporation, IBM's Global Services, Keane, Inc., and Platinum Technology, Inc. Other system integrators and application outsourcers also compete to perform professional services competitive to Viasoft's solutions and position themselves as long-term business partners, able to lower an organization's staff and maintenance costs and improve control of information systems functions with well-established work practices. Many smaller local or regional organizations also compete in the services market, which is fragmented and characterized by low barriers to entry. The Company's principal competitors and many potential competitors have significantly greater financial, marketing, recruiting and technological resources than the Company. The principal competitive factors affecting the market for the Company's professional services include responsiveness to customer needs, availability and productivity of personnel, the ability to demonstrate achievement of results, depth of technical skills, price and reputation.

THE YEAR 2000 MARKET

    With the growth of the year 2000 market in the last several years, significant competition has emerged and is expected to continue through the year 2000. The consulting services segment of the market is characterized by low barriers to entry. The principal competitive factors affecting this market
include   functionality,   performance   and
reliability of technology and  methodology,  availability  and  productivity  of personnel, the ability to demonstrate achievement of results, depth of experience in year 2000 projects, price and reputation. There are generally four categories of competitors for Viasoft in the year 2000 market, each focusing on a different market segment.

    SOFTWARE VENDORS. Software vendors provide tools targeted for the year 2000 market. Many of these products focus on a particular phase of a year 2000 project, such as inventory and assessment, scanning, parsing, conversion, testing and documentation. Competitive factors include the tool's compatibility with customers' platforms and languages, the vendor's ability to deliver training and ongoing support during the customers' implementation of the tools, and the value of the tool to an organization beyond the year 2000. Primary competitors in this category include Computer Associates International, Inc., Compuware Corporation, Micro Focus Group Public Limited Company and Platinum Technology, Inc.

    CONSULTING ORGANIZATIONS. Competitors in this category range from large, generalized consulting firms to small- to medium-sized consulting firms that have become highly focused on the year 2000 problem. These companies provide supplemental personnel and contract programming resources to customers and some have licensed tools from software vendors to enhance their offerings. These companies are often selected by customers based on the skills, experience and process that each firm uses. Competitors in this category include Andersen Consulting LLP, CIBER, Inc., Computer Horizons Corp., Computer Task Group, Inc., Data Dimensions, Inc., Ernst & Young LLP and Keane, Inc.

    SYSTEMS INTEGRATORS AND APPLICATION OUTSOURCERS. Large systems integrators and outsourcing firms have also entered the year 2000 market. These are companies that may already have relationships with customers and are able to include year 2000 conversion services with the maintenance and data processing services they already provide. They provide a customer with an alternative to managing the year 2000 conversion project themselves by outsourcing the whole project to an organization with an established relationship and a working knowledge of the customer's systems. Some integrators/outsourcers offer licensed tools from software vendors. Competitors in this category include CapGemini, Computer Sciences Corp., Electronic Data Systems Corporation, IBM's Global Services and most Big Five accounting firms.

    DESKTOP YEAR 2000 MARKET. Software vendors are beginning to focus on desktop year 2000 problems as well as mainframe issues, and the Company has started to see increasing competition to its OnMark 2000 products. Major competitors include Network Associates, Inc., Platinum Technology, Inc. and WRQ, Inc.

PRODUCT DEVELOPMENT

    Historically, Viasoft's development of new products has been accomplished primarily with in-house development personnel and resources. Beginning in fiscal 1996 and continuing through the current year, Viasoft has expanded its strategy to acquire and/or license new products and technologies to complement, expand and enhance its existing products and services. The Company expects to continue its reliance on this strategy and plans to continue to devote research and development resources to the enhancement and integration of acquired and licensed technologies, as well as internal development of new products.

RESEARCH AND DEVELOPMENT

    As of June 30, 1998, the Company had 181 employees engaged in research, development and support. Of the Company's research and development personnel, 101 were software and solutions developers with the balance divided between customer support, documentation, administration and quality assurance. Substantially all of these employees are located at either the Company's Phoenix, Arizona, headquarters, the OnMark research and development facilities in Calgary, Canada or the Rochade research and development facilities in Chemnitz and Munich, Germany. In addition to developing new products, the Company continually updates its existing products through enhancements and new releases, develops new products and technologies to facilitate its service solutions and integrates and develops enhancements to acquired and licensed technologies and products.

    During the fiscal years ended June 30, 1998 and 1997, research and development expenditures were $16,392,000 and $7,893,000, respectively, excluding charges for in-process research and development of $8.6 million in connection with the acquisition of EraSoft and a fault diagnostic tool marketed as VIA/SmartQuest in fiscal 1998, and $27.0 million in connection with the acquisition of Rottger & Osterberg Software - Technik GmbH ("R&O") in fiscal 1997. Research and development expenses in fiscal 1998 include approximately $3.2 million in charges for third party development of certain technologies included in the OnMark 2000 product suite. The Company anticipates that it will continue to commit substantial resources to research and development in the future. See "Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations" and Note 2 of the Consolidated Financial Statements.

ACQUISITIONS AND STRATEGIC RELATIONSHIPS

    The Company has continued its strategy to acquire and/or license new products and technologies to complement, expand and enhance its existing products and services. During the last two fiscal years, the Company acquired two companies. In the second quarter of fiscal 1997, the Company acquired the core technology for its Rochade product line through its acquisition of R&O. In the third quarter of fiscal 1998, the Company acquired the core technology of its OnMark 2000 product suite through its acquisition of EraSoft. See Note 2 of the Consolidated Financial Statements.

    Along with company acquisitions, Viasoft has acquired certain products and technologies that have added to the Company's product and solution offerings. In the first quarter of fiscal 1997, the Company entered into an agreement with Tadiran Information Systems, Ltd. to acquire a date bridging technology that developed into the Company's Bridge 2000 product. In the fourth quarter of fiscal 1998, the Company acquired the rights to VIA/SmartQuest. In July 1998, the Company acquired the exclusive rights to SHL TRANSFORM, a knowledge driven process management tool, from SHL Systemhouse Co. The Company expects to integrate the SHL TRANSFORM product into all its service solutions and market it under the name Visual Process. See Notes 2 and 11 of the Consolidated Financial Statements.

    In addition to company and product acquisitions, the Company has entered into strategic relationships to further expand its product and solution offerings. The Company's strategic relationships have provided Viasoft with the right to, among other things, license and market certain (i) testing and assessment products, (ii) products that comprise a portion of the Company's OnMark 2000 product line and (iii) products that address the Euro conversion transition. See Note 2 of the Consolidated Financial Statements.

INTELLECTUAL PROPERTY

    Viasoft relies on a combination of copyright, trade secret and trademark laws, and contractual provisions to establish and protect its rights in its software products and proprietary technology. The Company protects the source code version of its products as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. The Company presently has very limited patent rights and existing copyright and trade secret laws offer only limited protection. Certain provisions of the license and distribution agreements generally used by the Company, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions and the Company is required to negotiate limits on these provisions from time to time. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has been and may be required from time to time to enter into source code escrow agreements with certain customers and distributors, providing for release of source code in the event the Company breaches its support and maintenance obligations, files bankruptcy or ceases to continue doing business.

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

EMPLOYEES

    The Company had 561 full-time employees as of June 30, 1998, including 219 in sales, sales support and marketing, 181 in research, development and support, 82 in professional services and 79 in domestic and international corporate operations, administration and support. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the computer software industry, particularly for talented software developers, service consultants and sales and marketing personnel. None of the Company's employees is represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers and their ages as of August 31, 1998 are as follows:

          NAME                   AGE      POSITION
          ----                   ---      --------

    Steven D. Whiteman ........  47    Chairman of the Board and
                                         Chief Executive Officer
    Kevin M. Hickey ...........  40    President and Chief Operating Officer
    Mark R. Schonau ...........  42    Senior Vice President, Finance &
                                         Administration, Chief Financial Officer
                                         and Treasurer
    Catherine R. Hardwick .....  39    Vice President, General Counsel and
                                         Secretary
    Colin J. Reardon ..........  45    Senior Vice President, International
                                         Operations
    Jean-Luc G. Valente .......  38    Senior Vice President, Marketing
    Abbott H. Ezrilov .........  57    Vice President, Channel Sales and Vendor
                                         Relationships
    David M. Lee ..............  31    Vice President, Development
    Robert K. Young ...........  39    Vice President, Global Services
    Kevin J. Donoghue..........  38    Vice President, Sales - The Americas

    Steven D. Whiteman has served as Chief Executive Officer and a director of the Company since January 1994 and as Chairman of the Board since April 1997. Mr. Whiteman was President of the Company from May 1993 to April 1998. Prior to serving as President, Mr. Whiteman served as Vice President of Sales and Marketing of the Company from December 1990 to May 1993. Before joining Viasoft, Mr. Whiteman served as Senior Vice President, Sales and International Operations of Systems Center, Inc., a developer and marketer of network and systems management software, from January 1989 to October 1990. Mr. Whiteman is a director of Unify Corporation, Actuate Software Corporation and NetPro Computing, Inc.

    Kevin M. Hickey has served as President and Chief Operating Officer since April 1998. Prior to serving as President, Mr. Hickey served as Executive Vice President and Chief of Operations since July 1997. Mr. Hickey served as Senior Vice President, Americas Operations of the Company from January 1994 to July 1997. Mr. Hickey joined Viasoft in February 1993 to manage the domestic sales organization of the Company. Prior to joining Viasoft, Mr. Hickey had been employed by International Business Machines Corporation as a Business Unit

Executive in the Phoenix office from January 1991 through January 1993, as an Administrative Assistant from November 1989 to December 1990 and as Marketing Manager from January 1988 through October 1989.

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

    Jean-Luc G. Valente has served as Senior Vice President, Marketing since July 1997. Mr. Valente served as Vice President, Marketing, from April 1996 through July 1997. Prior to joining the Company in April 1996, Mr. Valente was employed by Computer Associates International, Inc., a software manufacturer, where he served as Vice President, Strategic Marketing from July 1993 through April 1996, Regional Marketing Manager from March 1992 through June 1993 and a Marketing Director, from March 1991 through March 1992.

    Abbott H. Ezrilov was named Vice President, Channel Sales and Vendor Relationships in August 1998. Mr. Ezrilov served as Vice President, Sales - The Americas from April 1998 through August 1998, Vice President of Sales from July 1996 through April 1998 and Vice President Sales, Western Region from November 1992 through July 1996.

    David M. Lee has served as Vice President, Development since September 1997. Prior to joining the Company in September 1997, Mr. Lee was employed by Tivoli Systems, Inc., a computer software and information services company, where he served as Manager, Development from January 1993 through September 1997.

    Robert K. Young has served as Vice President, Global Services since June 1998. Prior to joining the Company in June 1998, Mr. Young was employed by IBM Global Services, a software/hardware services company, where he served as an executive from January 1997 through May 1998. Mr. Young was previously employed by Lockheed Martin, an aerospace engineering company, where he served as a manager from May 1986 to January 1996.

    Kevin J. Donoghue was named Vice President, Sales - The Americas in August 1998. Mr. Donoghue served as Vice President, Western Region from January 1998 through August 1998, Western Region Sales Director, August 1996 through January 1998 and Account Manager, Sales Representative from December 1993 through August 1996. Prior to joining the Company, Mr. Donoghue was employed by International Business Machines Corporation where he served as Account Executive from January 1992 to December 1993, Marketing Manager from January 1990 to December 1991 and Marketing Representative from June 1983 to December 1989.

FACTORS THAT MAY AFFECT FUTURE RESULTS

DEPENDENCE ON YEAR 2000 MARKET

    Throughout the Company's 15-year existence, Viasoft's growth has been attributable to its ability to assist its customers in maintaining and renovating their existing systems. However, the growth in the Company's revenue during fiscal years 1998 and 1997 resulted primarily from increased demand for the Company's year 2000 century date conversion products and solutions for mainframe applications and desktop environments. Should the demand for the Company's year 2000 products and solutions decline significantly as a result of new technologies, competition or any other factors, the Company's revenues would be materially and adversely affected. The Company anticipates that demand in the year 2000 market will decline, perhaps rapidly, following the year 2000. It is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 solutions to market other products and services beyond the year 2000 market. However, there can be no assurance that this strategy will be successful, and should the Company be unable to market other products and services as demand in the year 2000 market declines, whether as a result of competition, technological change or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

VOLATILITY OF COMMON STOCK PRICE

    The Company's stock price has been highly volatile since its initial public offering. The Company believes that factors such as quarterly fluctuations in results of operations, changing perceptions of the year 2000 problem, announcements of new products and acquisitions by the Company or by its competitors, changes in the mix of revenues from software licenses and professional services, changes in revenue or earnings estimates by securities analysts, developments in litigation affecting the Company, changes in accounting principles or their application and other factors may cause the market price of the Company's stock to continue to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results. Due to market and securities analysts' expectations of continued growth, any shortfall in meeting such expectations may have a rapid and significant adverse effect on the trading price of the Company's stock. These fluctuations, as well as general economic, market and other conditions may adversely affect the market price of the Company's stock in the future. Fluctuations in the market price of the Company's stock may in turn adversely affect the Company's ability to complete any targeted acquisitions, its access to capital and financing and its ability to attract and retain qualified personnel. See "Market for the Registrant's Common Stock and Related Stockholder Matters."

FLUCTUATING QUARTERLY RESULTS

    The Company has experienced significant quarterly and other fluctuations in revenues and operating results and expects these fluctuations to continue in the future. The Company believes that these fluctuations have been attributable to the budgeting and purchasing practices of its customers, the length of the customer product evaluation process for the Company's products, the timing of its customers' system conversions, the timing and significance of releases by the Company or its competitors of new enhancements, products and solutions and, to a lesser extent, the Company's sales commission practices, which are based partly on quarterly incentives and annual quotas, and other factors. The Company's revenues and results of operations may also be affected by seasonal trends which have resulted in higher revenues in the Company's second and fourth fiscal quarters and lower revenues in its first and third fiscal quarters. This seasonality is a result of many customers' annual purchasing and budgetary practices, the Company's sales commission practices, lower revenues in the summer months (particularly in Europe) when many businesses make fewer purchases, and other factors. The Company's professional services revenues tend to fluctuate due to the completion or commencement of significant projects, which may continue over multiple quarters, the number of working days in a quarter and the utilization rate of professional services personnel. Future revenues and operating results may fluctuate as a result of these and other factors, including the demand for the Company's products and services, the timing and cost of new product and service introductions and product enhancements, changes in the mix of products and services sold and in the mix of sales by distribution channels, timing of any acquisitions and associated costs, the size and timing of customer orders, changes in pricing policies by the Company or its competitors, the timing of collection of accounts receivable and related reported days' sales outstanding, changes in foreign currency exchange rates, competitive conditions in the industry and general economic conditions. Furthermore, as a result of these and other factors, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of securities analysts or investors, in which case the price of the Common Stock could likely be materially and adversely affected, as was the case in the third quarter of fiscal 1998. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

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

RISKS ASSOCIATED WITH PROFESSIONAL SERVICES

    During the past fiscal year, the Company experienced difficulty in managing its professional services business. See "Business -- Viasoft Services" and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations." Historically, the services business had constituted 28% and 26% of total revenue in fiscal 1997 and 1996, respectively. The Company's services business decreased to 17% of total revenue during fiscal 1998. The Company is refocusing its efforts and broadening its service solutions in an effort to increase its revenues attributable to professional services. The Company will continue to be subject to the risks generally associated with a services business, including volatility of workload, increased overhead associated with services personnel, particularly because the Company will be adding staff to grow its services business both domestically and internationally, and the related difficulty in adjusting costs to respond to fluctuations in revenue, dependence on the Company's ability to attract and retain qualified technical personnel in a very competitive market, managing profit margins in a lower margin business than software product licensing and intense competition in an environment of rapidly changing customer needs and expectations. In addition, customers may require fixed price contracts, where profitability is more difficult to manage due to greater risk of cost overruns. See "Business -- Viasoft Services" and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

RISKS FROM INTERNATIONAL OPERATIONS

    Approximately 32%, 32% and 25% of the Company's total revenues in the fiscal years ended June 30, 1998, 1997 and 1996, respectively, were attributable to international sales. The Company believes that international business will continue to account for a significant portion of its revenues, due in part to the continued expansion of its OnMark 2000, Rochade and ESW product lines internationally and the Euro conversion transition, which is expected to have a significant effect on international organizations. International operations are subject to a number of risks, including longer accounts receivable payment cycles, exchange rate fluctuations, difficulty in enforcing agreements and collecting accounts receivable, tariffs and other restrictions on foreign trade, U.S. export requirements, withholding and other tax consequences, economic and political instability, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company has experienced longer payment cycles from some of its foreign distributors. Sales made through the Company's foreign distributors are denominated in U.S. dollars except in Italy and Spain, where they are denominated in lira and pesetas, respectively. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $302,000 from foreign currency fluctuations in the fiscal year ended June 30, 1998. The Company has not to date sought to hedge the risks associated with fluctuations in foreign exchange rates. The Company continues to evaluate the relative costs and benefits of hedging and may seek to hedge these risks in the future, if appropriate. The Company's foreign operations are also affected by general economic conditions in its international markets. A prolonged economic downturn in its foreign markets could have a material adverse effect on the Company's business. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the factors described above will not have an adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," "Business -- Sales, Marketing and Distribution" and Note 9 to Consolidated Financial Statements.

    In addition, approximately 7%, 5% and 11% of the Company's total revenues and 21%, 15% and 45% of international revenues were realized through the sales and marketing efforts of its international independent distributors in the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The efforts expended and results achieved by independent distributors are less within the control of the Company than its direct sales operations. A reduction in sales by the Company's distributors or a termination of their relationships with the Company could have a material adverse effect on the Company's international revenues, its business, results of operations and financial condition.

DEPENDENCE ON ACQUISITIONS

    The Company expects to continue its strategy of identifying, acquiring and developing businesses, products and technologies to complement and extend its software product line and solution offerings, including acquisitions that could be material in size and scope. The Company believes that the continued success of its existing businesses, as well as its future growth, depends, in large part, upon the success of this strategy. The Company anticipates that demand in the year 2000 market will decline following the year 2000 and that it will be dependent, in large part, on acquisitions to enhance and expand its software product line and solution offerings to replace revenue it currently receives from its year 2000 solutions. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in the Company's markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. The success of the Company's acquisition strategy will depend on the effective management of the foregoing risks and its ability to identify, complete and integrate strategic acquisitions on favorable terms.

PRODUCT CONCENTRATION; DEPENDENCE ON MAINFRAME SYSTEMS

    Historically, most of the Company's software license fee revenues and maintenance fee revenues have been derived from products in the Company's primary product line, the Existing Systems Workbench. In addition, a substantial portion of the Company's professional services fee revenues have been derived from customers that also license ESW products. Although the Company expects that a greater percentage of its license revenue in fiscal 1999 will be attributable to OnMark 2000 product offerings in comparison to fiscal 1998, the Company believes that a substantial portion of its revenues will continue to be derived from ESW and solutions that incorporate the ESW technology. If license sales, maintenance renewals or pricing levels of ESW products were to decline materially, whether as a result of technological change, competition or any other factors, the Company's business, results of operations and financial condition would be materially and adversely affected. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations." The Company's principal software products and services are designed for users of IBM and IBM-compatible mainframe computers utilizing IBM's MVS/XA or MVS/ESA operating systems. Future revenues from sales of products and services and recurring maintenance revenues are therefore dependent on continued use of such mainframe computers and related operating system software. In addition, because Viasoft products require the use of IBM's MVS operating systems, the Company will be required to adapt its products to any changes made to these IBM operating systems in the future. The Company's inability to adapt to future changes in the MVS operating systems, or delays in doing so, could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Ability to Respond to Technological Change."

ABILITY TO MANAGE CHANGE

    The Company has experienced changes in its operations and in the software industry in the last several fiscal years that have placed increased demands on its managerial, operational and financial resources. The Company expects its business and the industry as a whole to continue to undergo rapid change. The Company's integration of the OnMark 2000 product line and the Rochade business, its plans to continue expansion of its professional services offerings and its plans to continue expansion of its international operations, together with ongoing required product development and future acquisition activity in response to changes in the industry and customer needs, will require Viasoft to manage effectively its operations in a rapidly changing environment. The Company's future performance will depend in part on its ability to manage change in both its domestic and international operations and will require the Company to continue to hire additional management, technical and professional services personnel with specialized expertise. The Company has experienced difficulties in recruiting and retaining qualified personnel and anticipates that these efforts will remain difficult, as industry sources predict an insufficient supply of programmers and consultants to meet demand. The failure of the
Company's management team to manage changing technological and business conditions as well as the growth of its own business, should it occur, could have a material adverse impact on the Company's business, results of operations and financial condition.

INTENSE COMPETITION

    The market for the Company's software products is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. The market for the type of professional services provided by the Company is also highly competitive. With the growth of the year 2000 market, significant competition has emerged and is expected to increase through the year 2000. The professional services segment of the market is characterized by low barriers to entry. The principal competitive factors affecting the year 2000 market include functionality, performance and reliability of technology and methodology, availability and productivity of personnel, the ability to demonstrate achievement of results, depth of experience in year 2000 projects, price and reputation. There are generally four categories of competitors for Viasoft in the year 2000 market: software vendors, consulting organizations, system integrators and application outsourcers and desktop software vendors that provide tools targeted for the year 2000 market. Competitive factors include tools' compatibility with customers' platforms and languages, vendors' ability to deliver training and ongoing support during customers' implementation of the tools, and the value of the tools to an organization beyond the year 2000. Consulting organizations that compete in the year 2000 market range from large, generalized consulting firms to small- to medium-sized consulting firms that have become highly focused on the year 2000 problem. These companies provide supplemental personnel and contract programming resources to customers and some have licensed tools from software vendors to enhance their offerings. Large systems integrators and outsourcing firms have entered the year 2000 market to include year 2000 conversion services with the maintenance and data processing services they already provide to their existing market and customer base. Some integrators/outsourcers offer licensed tools from software vendors. Software vendors are also beginning to focus on desktop year 2000 problems as well as mainframe issues. The Company has started to see increasing competition to its OnMark 2000 products from desktop software vendors.

    Most of the Company's competitors and potential competitors have substantially greater financial, marketing, recruiting and technology resources than the Company. Major competitors for software product license sales include Computer Associates International, Inc., Compuware Corporation, Micro Focus Group Public Limited Company, Network Associates, Inc., Platinum Technology, Inc. and WRQ, Inc. The Company believes that the principal factors affecting competition in its product markets include compatibility with customers' platforms and languages, product functionality, quality of support, product performance and reliability, ability to respond to changing customer needs, ease of use and price. Major competitors of the Company's professional services business are primarily the consulting organizations of the Big Five accounting firms. Other competitors of the Company's professional services business include Data Dimensions, Inc., Electronic Data Systems Corporation, Keane, Inc.,

IBM Global Services and Platinum Technology, Inc. The principal competitive factors affecting the market for the Company's professional services include responsiveness to customer needs, availability and productivity of personnel, the ability to demonstrate achievement of results, depth of technical skills, price and reputation. Major competitors to the Company's desktop year 2000 products include Network Associates, Inc., Platinum Technology, Inc. and WRQ, Inc.

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

RISKS ASSOCIATED WITH PRODUCTS CURRENTLY UNDER DEVELOPMENT

    The Company is currently developing and enhancing certain products that are unfinished, untested and unproven in the marketplace. These products include, but are not limited to: enhancements to further integrate and complement the Rochade line of products acquired by the Company, including a product that integrates the Rochade and ESW technology with a graphical user interface; products to address the Euro conversion transition for existing mainframe applications and desktop environments and testing and assessment products and solutions. There can be no assurance that these products will be completed and commercially introduced at the times scheduled by the Company, or that if completed and introduced, that these products will function in accordance with the Company's and its customers' current expectations or be able to compete successfully in the marketplace.

DEPENDENCE ON KEY PERSONNEL

    The Company's success will depend in part upon the retention of key senior management and technical personnel. The Company does not have employment agreements with most of its key personnel, nor does it maintain key man life insurance on any of these persons. Several senior management personnel are relatively new to the Company and the Company's success will depend in part on the successful assimilation and performance of these individuals. The Company believes that its future success will also depend upon its ability to attract and retain additional highly skilled technical, professional services, sales managers and product management personnel. The market for these individuals has historically been, and the Company expects that it will continue to be, intensely competitive. The Company has experienced difficulties in recruiting and retaining qualified personnel and anticipates that these efforts will remain difficult. The loss of one or more of its key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business.

PRODUCT LIABILITY

    The Company provides business solutions that help large organizations worldwide understand, manage, evolve, reuse, transition and modernize mission-critical enterprise applications that support their fundamental business processes. In addition, a large portion of the Company's business is devoted to addressing the year 2000 problem, which affects the performance and reliability of many mission-critical systems. The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product and service liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's customer agreements may not be effective as a result of existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. The Company maintains errors and omissions insurance, but there is no guarantee that the insurance policy would cover any or all claims made against the Company or that the coverage provided would be adequate. Although the Company has not experienced any material product or service liability claims to date, the sale and support of its products and services may entail the risk of such claims, particularly in the year 2000 market, which could be substantial in light of the use of its products and services in mission-critical applications. A successful product or service liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

IMPORTANCE OF PROPRIETARY RIGHTS

    The Company regards its software products and some of the methodology and processes it uses in connection with performing professional services as proprietary and attempts to protect them under a combination of copyright, trade secret and trademark laws and contractual restrictions on employees and third parties. Despite these precautions, it may be possible for unauthorized parties to copy the Company's software or to reverse engineer or obtain and use information the Company regards as proprietary. The Company has very limited patent rights and existing trade secret and copyright laws provide only limited protection. Certain provisions of the license and distribution agreements generally used by the Company, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions and the Company is required to negotiate limits on these provisions from time to time. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. To the extent that the Company increases its international activities, its exposure to unauthorized copying and use of its products and proprietary information may increase. Also, the Company licenses a portion of its desktop software under "click-wrap" and "shrink-wrap" licenses. Certain click-wrap or shrink-wrap license provisions protecting the Company against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, there is generally more software piracy and copyright infringement in the PC software business, which the Company entered when it introduced OnMark 2000. There can be no assurance that the protections put in place by the Company will be adequate.

    In 1996, the Company acquired the date bridging technology incorporated in its Bridge 2000 product, together with a pending patent application. In fiscal 1998, the Company acquired a pending patent application for certain technology in the EraSoft acquisition. The Company is continuing to prosecute patent applications on both of these technologies. However, there can be no assurance that a patent will issue as a result of either application, nor as to the extent of the protection any such patent might afford.

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

ANTI-TAKEOVER EFFECT OF CHARTER, BYLAWS AND STOCKHOLDER RIGHTS PLAN

    Certain provisions of the Company's Amended and Restated Bylaws impose certain procedures and limitations applicable to stockholders' meetings, proposals of business and nominations of directors that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. These provisions may limit the price that certain investors may be willing to pay in the future for shares of the Company's common stock. These provisions may also reduce the likelihood of an acquisition of the Company at a premium price by another person or entity. In addition, under the Company's Restated Certificate of Incorporation, the Board of Directors has the authority to fix the rights and preferences of, and issue shares of, Preferred Stock without further action of the stockholders. Therefore, Preferred Stock could be issued, without stockholder approval, that could have voting, liquidation and dividend rights superior to that of existing stockholders. The issuance of Preferred Stock could adversely affect the voting power of holders of common stock and the likelihood that such holders would receive dividend payments and payments on liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company. The Company has no present plan to issue any shares of Preferred Stock. In addition, the Company adopted a stockholder rights plan in fiscal 1998 that could delay or make more difficult a merger, tender offer or proxy contest involving the Company that the Board of Directors has not approved. See "Market for the Registrant's Common Stock and Related Stockholder Matters."

YEAR 2000 CONSIDERATIONS

    The Company has established and continues to evaluate and update its formal program to address any potential year 2000 compliance issues relating to its (i) internal operating systems, (ii) vendors, facilities and other third parties and
(iii) software products that it licenses to customers. The success of the Company's compliance program will depend in a large part on the efforts of third parties with whom the Company does business and whose activities are not within the Company's control. The Company has not completed its evaluation of the year 2000 readiness of those third parties. In addition, to date, the Company has not completed its contingency plans in the event that its internal operating systems, distributors, resellers, vendors, facilities or products, or any other components of its business operations, fail to operate in compliance with the year 2000 century date change. The Company expects to develop its contingency plans by the end of fiscal 1999. The cost of the Company's year 2000 compliance program has not had and is not expected to have a material effect on the Company's results of operations or liquidity. However, there can be no assurance that the Company will not experience material adverse consequences in the event that the Company's year 2000 compliance program is not successful or its distributors, resellers, vendors or landlords are unable to resolve their year 2000 compliance issues in a timely manner. In addition, if any of the Company's products are not year 2000 compliant in a timely manner, the Company's sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and the Company's business, results of operations and financial condition would be materially and adversely affected. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    Except for historical information contained herein, this Form 10-K contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Company
intends that such forward-looking statements be subject to the safe harbors created thereby. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, quarterly conference calls or otherwise. The words "believes", "expects", "anticipates", "intends", "forecasts", "projects", "plans", "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place

Undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed above in "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-K including in the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the documents incorporated herein by reference. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements is based.

ITEM 2. PROPERTIES

    The Company's principal administrative and marketing facilities are located in approximately 34,000 square feet of space in Phoenix, Arizona. The Company occupies these premises under a lease agreement expiring on December 31, 1999, subject to certain renewal options. The Company's research and development and customer support facilities are located in approximately 37,000 square feet of space in Phoenix, Arizona. The Company occupies these premises under a lease agreement expiring on May 31, 2001.

    In addition,  the Company  maintains field offices and executive suite sales offices within the United States located in leased space aggregating approximately 18,000 square feet as of June 30, 1998. The Company also leased an aggregate of approximately 47,000 square feet of space as of June 30, 1998 in Australia, Belgium, Canada, France, Germany, Japan, the Netherlands and the United Kingdom for operations of its international branch offices and subsidiaries.

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

    The number of holders of record of the Company's common stock was approximately 399 on July 31, 1998. In addition, there are approximately 12,500 beneficial owners of common stock on July 31, 1998.

    The following table presents quarterly information on the price range of the common stock for the last two fiscal years. The prices have been adjusted to give retroactive effect to the Company's two-for-one stock split that was payable on September 13, 1996 to stockholders of record as of August 30, 1996. This information indicates the high and low reported sale prices on the Nasdaq National Market.

                                                  HIGH            LOW
                                                  ----            ---
      FISCAL 1998:
        First quarter.........................    65 1/4        47
        Second quarter........................    54 5/8        32 1/2
        Third quarter.........................    43 7/8        25 3/4
        Fourth quarter........................    29 3/8        12 3/8


      FISCAL 1997:
        First quarter.........................    49 1/4        14 3/8
        Second quarter........................    61            39 1/2
        Third quarter.........................    65 1/4        27 1/4
        Fourth quarter........................    55 3/8        30 3/8

    In April 1998, the Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") and declared a non-taxable dividend of one Right on each outstanding share of the Company's common stock to stockholders of record on May 8, 1998. The Rights Plan is designed to enable all stockholders to receive fair and equal treatment in any proposed takeover of the Company. Each Right initially will entitle the holder to purchase one one-thousandth of a share of a new series of junior participating preferred stock of the Company at an exercise price of $180.00. The Rights will become exercisable if a person or group acquires 15% or more of the Company's outstanding common stock or commences or announces a tender offer or exchange offer for 15% or more of the common stock, unless in the case of a tender or exchange offer the Board of Directors delays exercisability. If a person or group acquires 15% or more of the outstanding common stock, all holders of Rights other than the acquirer will be entitled to purchase, at the then-current exercise price of the Rights, a number of Viasoft common shares having a market value of twice the exercise price. In addition, after such a 15% stock acquisition, if the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each Right will entitle its holder (other than the acquirer) to purchase, at the then-current exercise price of the Rights, a number of the acquiring company's common shares having a market value of twice the exercise price. Until the Rights become exercisable, the Rights will trade as a unit with the common stock. At any time before a person or group has acquired beneficial ownership of 15% or more of the Company's outstanding common stock, the Rights are redeemable for one cent per Right at the option of the Board of Directors. The terms of the Rights may be amended at any time by the Board of Directors without the consent of the holders, with certain exceptions. The Rights will expire on April 20, 2008, unless otherwise extended by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below has been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, whose report covering the financial statements as of June 30, 1998 and 1997 and for each of the three years in the period ended June 30, 1998 also is included elsewhere herein. The consolidated statements of operations data for the years ended June 30, 1995 and 1994 and the consolidated balance sheet data as of June 30, 1995 and 1994 are derived from audited financial statements not included herein.

                                                                    YEAR ENDED JUNE 30,
                                                  ---------------------------------------------------
STATEMENT OF OPERATIONS DATA:                        1998       1997       1996      1995       1994
                                                     ----       ----       ----      ----       ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Software license fees .......................   $ 65,122   $ 40,292    $17,824   $14,311   $ 13,029
  Maintenance fees ............................     28,865     21,010     14,305    12,059     10,041
  Professional services fees ..................     19,615     23,832     11,307     4,387      2,715
  Other .......................................         85        178        121       194        199
                                                  --------   --------    -------   -------   --------
        Total revenues ........................    113,687     85,312     43,557    30,951     25,984
                                                  --------   --------    -------   -------   --------
Operating expenses:
  Cost of software license and maintenance fees     12,737      4,345      2,788     2,661      1,544
  Cost of professional services fees ..........     18,537     18,316      8,025     4,052      2,522
  Sales and marketing .........................     42,131     31,573     18,137    13,517     11,993
  Research and development ....................     16,392      7,893      4,237     3,193      3,291
  Write-off of purchased in-process
    research and development(1) ...............      8,559     26,958       --        --         --
  General and administrative ..................      7,849      6,319      3,567     2,643      2,480
                                                  --------   --------    -------   -------   --------
        Total operating expenses ..............    106,205     95,404     36,754    26,066     21,830
                                                  --------   --------    -------   -------   --------
Income (loss) from operations .................      7,482    (10,092)     6,803     4,885      4,154
Total other income (expense) ..................      4,595        718      1,257       490        (22)
                                                  --------   --------    -------   -------   --------
Income (loss) before income taxes .............     12,077     (9,374)     8,060     5,375      4,132
Provision for income taxes ....................      4,142      6,062      1,843       183        487
                                                  --------   --------    -------   -------   --------
Net income (loss) .............................   $  7,935   $(15,436)   $ 6,217   $ 5,192   $  3,645
                                                  ========   ========    =======   =======   ========
Basic earnings (loss) per common share (2) ....   $    .42   $   (.90)   $   .38   $   .38   $    .30
                                                  ========   ========    =======   =======   ========
Weighted average number of common
    shares outstanding (2) ....................     18,999     17,212     16,390    13,660     12,116
                                                  ========   ========    =======   =======   ========
Diluted earnings (loss) per common and
    common share equivalent(2) ................   $    .40   $   (.90)   $   .36   $   .36   $    .29
                                                  ========   ========    =======   =======   ========
Weighted average number of common
    and common share equivalents outstanding(2)     19,799     17,212     17,391    14,584     12,720
                                                  ========   ========    =======   =======   ========

                                                                        JUNE 30,
                                                  ---------------------------------------------------
                                                    1998        1997        1996      1995      1994
                                                    ----        ----        ----      ----      ----
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......................  $  37,809    $  8,501   $  5,009   $  7,680  $  4,099
Working capital................................     96,257       9,856     25,388     17,950     1,149
Total assets...................................    162,377      64,601     46,591     32,614    14,257
Deferred revenue (current).....................     20,843      18,227      9,985      8,482     7,679
Deferred revenue (long term)...................        542         230        298        185       182
Total stockholders' equity.....................    115,858      28,696     28,259     20,423     3,039

----------
(1)  See  Note  2  to  Consolidated   Financial   Statements  and  "Management's
     Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

(2) Reflects the conversion of all issued and outstanding shares of preferred stock into 8,847,814 shares of Common Stock upon the closing of the Company's initial public offering on March 8, 1995. Also reflects the effect of a two-for-one stock split effected in the form of a dividend, with a record date of August 30, 1996. See Notes 1 and 6 to Consolidated Financial Statements.

PRO FORMA COMBINED FINANCIAL DATA

    The following pro forma financial data of the Company presents the Company's unaudited pro forma combined statements of operations for the fiscal years ended June 30, 1997 and 1996, adjusted to give effect to the R&O acquisition as if it had been consummated as of the beginning of each period.

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

                   PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      YEAR ENDED JUNE 30, 1996
                       ---------------------------------------------------------
                                   BUSINESS       PRO FORMA           PRO FORMA
                       HISTORICAL  ACQUIRED      ADJUSTMENTS          COMBINED
                       ----------  --------      -----------          --------
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Software license
    fees ...........    $17,824    $ 11,318        $   --              $29,142
  Maintenance fees .     14,305       4,262            --               18,567
  Professional
    services fee ...     11,307       3,448            --               14,755
  Other ............        121         169            --                  290
                        -------    --------        --------            -------

    Total revenues .     43,557      19,197            --               62,754
                        -------    --------        --------            -------

Operating expenses:
  Cost of software
    license and
    maintenance
    fees ...........      2,788       1,787             400(1)           4,975
  Cost of
    professional
    services fees ..      8,025       4,214            (221)(2)         12,018
  Sales and
    marketing ......     18,137       6,022            (721)(2,4)       23,438
  Research and
    development ....      4,237       4,077            (257)(2,4)        8,057
  General and
    administrative .      3,567       2,598            (495)(1,2,3,4)    5,670
                        -------    --------        --------            -------
    Total operating
      expenses .....     36,754      18,698          (1,294)            54,158
                        -------    --------        --------            -------
Income (loss) from
  operations .......      6,803         499           1,294              8,596
                        -------    --------        --------            -------
Total other income
  (expense) ........      1,257        (308)            227(6)           1,176
                        -------    --------        --------            -------
Income (loss) before
  income taxes .....      8,060         191           1,521              9,772
Provision for income
  taxes ............      1,843        --               394(7)           2,237
                        -------    --------        --------            -------
Net income (loss) ..    $ 6,217    $    191        $  1,127            $ 7,535
                        =======    ========        ========            =======
Diluted earnings per
  common and common
  share equivalent .    $   .36                                        $   .42
                        =======                                        =======
Weighted average
  number of common
  and common share
  equivalents
  outstanding ......     17,391                         425(8)          17,816
                        =======                    ========            =======

                                         YEAR ENDED JUNE 30, 1997
                            --------------------------------------------------
                                      BUSINESS    PRO FORMA          PRO FORMA
                       HISTORICAL     ACQUIRED   ADJUSTMENTS          COMBINED
                       ----------     --------   -----------          --------
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues:
  Software license
    fees ...........    $40,292       $  2,435     $   --              $42,727
  Maintenance fees .     21,010          2,147         --               23,157
  Professional
    services fee ...     23,832          1,249         --               25,081
  Other ............        178            122         --                  300
                        -------       --------     --------            -------
    Total revenues .     85,312          5,953         --               91,265
                        -------       --------     --------            -------
Operating expenses:
  Cost of software
    license and
    maintenance
    fees ...........      4,345            959          167(1)           5,471
  Cost of
    professional
    services fees ..     18,316          1,374         (161)(2)         19,529
  Sales and
    marketing ......     31,573          2,243         (623)(2,4)       33,193
  Research and
    development ....      7,893(5)       1,511         (269)(2,4)        9,135
  General and
    administrative .      6,319          1,311         (828)(1,2,3,4)    6,802
                        -------       --------     --------            -------
    Total operating
      expenses .....     68,446          7,398       (1,714)            74,130
                        -------       --------     --------            -------
Income (loss) from
  operations .......     16,866         (1,445)       1,714             17,135
                        -------       --------     --------            -------
Total other income
  (expense) ........        718           (144)         138(6)             712
                        -------       --------     --------            -------
Income (loss) before
  income taxes .....     17,584         (1,589)       1,852             17,847
Provision for income
  taxes ............      6,062           --             93(7)           6,155
                        -------       --------     --------            -------
Net income (loss) ..    $11,522       $(1,589) $      1,759            $11,692
                        =======       ========     ========            =======
Diluted earnings per
  common and common
  share equivalent .    $   .64                                        $   .64
                        =======                                        =======
Weighted average
  number of common
  and common share
  equivalents
  outstanding ......     18,086(9)                      184(8)          18,270
                        =======                    ========            =======
---------

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

    The foregoing unaudited pro forma combined financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The unaudited pro forma combined financial data is provided for illustrative purposes only and is not necessarily indicative of the combined results of operations that would have been reported had the R&O acquisition occurred on the dates indicated, nor does it represent a forecast of the combined results of operations for any future period. No pro forma adjustments have been included herein which reflect the potential effect of (i) any efficiencies which may be obtained by combining the Company and R&O operations or (ii) the costs of restructuring, integrating or consolidating their operations. Certain statements in this Form 10-K concerning the R&O acquisition, including descriptions of the acquisition and pro forma financial information, are forward-looking statements that involve risks and uncertainties. There can be no assurance that the R&O acquisition will have the desired benefits or that it will not have an adverse effect on the Company's business, financial condition or results of operations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, among others, those discussed herein under "Factors That May Affect Future Results" and "Special Note on Forward-Looking Statements," as well as those discussed elsewhere in this Form 10-K and in the documents incorporated herein by reference.

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

OVERVIEW

    The Company derives its revenues primarily from software license fees, software maintenance fees and professional services fees. The Company's software is licensed primarily to Global 5000 companies and similarly-sized business and governmental organizations worldwide. Professional services are provided in conjunction with software products and are also provided separately to similar large organizations. The Company's products and services are marketed through its domestic and international direct sales organizations, through a number of foreign independent distributors located in Europe, the Far East, South Africa and Latin America, and through a new reseller channel established during fiscal 1998 primarily to sell the OnMark 2000 product line.

    Revenue is recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Accordingly, revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer or a purchase order from a reseller after receipt of an executed reseller agreement and any remaining obligations under the license agreement are insignificant. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized generally as related services are provided. Professional services do not involve significant customization, modification or production of the licensed software.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain expense and income items:

                      YEAR ENDED JUNE 30,
                                                          1998     1997     1996
                                                          ----     ----     ----
      Revenues:
        Software license fees...........................    57%     47%      41%
        Maintenance fees................................    26      25       33
        Professional services fees......................    17      28       26
        Other...........................................     0       0        0
                                                           ---     ---      ---
                Total revenues..........................   100     100      100
                                                           ---     ---      ---
      Operating expenses:
        Cost of software license and maintenance fees...    11       5        7
        Cost of professional services fees..............    16      22       18
        Sales and marketing.............................    37      37       41
        Research and development........................    14       9       10
        Write-off of purchased in-process research and
           development..................................     8      32       --
        General and administrative......................     7       7        8
                                                           ---     ---      ---
                Total operating expenses................    93     112       84
                                                           ---     ---      ---
      Income (loss) from operations.....................     7     (12)      16
                Total other income, net.................     4       1        3
                                                           ---     ---      ---
      Income (loss) before income taxes.................    11     (11)      19
      Provision for income taxes........................     4       7        4
                                                           ---     ---      ---
                Net income (loss).......................     7%    (18)%     15%
                                                           ===     ====     ===

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

REVENUES

    Total revenues were $113,687,000 in fiscal 1998, an increase of 33% from $85,312,000 in fiscal 1997. Software license fees were $65,122,000 in fiscal 1998, an increase of 62% from $40,292,000 in fiscal 1997. Software license fees increased both domestically and internationally primarily as a result of the continued demand for the Company's tools to assist in addressing the year 2000 century date change problem both for the mainframe and desktop environments. Mainframe license revenue increased year over year and desktop license revenue from OnMark 2000, introduced in the third quarter of fiscal 1998, accounted for $16,586,000 of total license revenue in fiscal 1998. The Company anticipates desktop license revenue to continue to increase as a percentage of license revenue and, as a result, mainframe license revenue may decrease as the Company capitalizes on the growing opportunities in the desktop marketplace.

     Maintenance fees were $28,865,000 in fiscal 1998, an increase of 37% from $21,010,000 in fiscal 1997. The increase was due to the R&O acquisition, as well as new software licenses, customer system upgrades and increases in the fees charged for annual maintenance. With the Company's entry into the desktop software market with the OnMark 2000 product line, it has experienced that a large number of OnMark customers do not purchase maintenance services. As a result, there could be some erosion in maintenance revenue growth to the extent that license sales of OnMark 2000 continue to grow as a percentage of revenues.

     Professional services fees were $19,615,000 in fiscal 1998, a decrease of 18% from $23,832,000 in fiscal 1997. Historically, the Company's professional services provided processes, technology and expertise to address complex, large-scale maintenance and redevelopment requirements of large organizations. Most of these projects have been related to year 2000 conversion. During fiscal 1998, the Company focused its efforts in the services business in two areas: completion of a single, large, fixed price engagement for converting applications for year 2000 compliance, and performing smaller enablement projects, designed to assist and train customers to perform the projects in-house, with their own resources. Larger scale professional services projects were referred to services companies and integrators that have strategic relationships with the Company.

     Professional services fees decreased in fiscal 1998 due to this limited focus of the services business which, in hindsight, management believes was unsuccessful in helping to establish a services business to complement sales of its software products. As a result of the Company's focus on selling enablement projects, the number and size of services engagements performed in fiscal 1998 declined, resulting in lower revenues, year-over-year. Also, the revenues recognized from the single large year 2000 conversion project decreased compared to the previous year. The Company re-evaluated this project in the fourth quarter of fiscal 1997 and determined that the level of effort required to complete the engagement was more than originally estimated, resulting in a decrease in the amount of revenue recognized for that contract during fiscal 1998. The project was completed in June 1998.

     Going forward, management believes that professional consulting services will be an important component of the Company's application modernization strategy, and the Company has refocused its efforts on the services business and plans to offer a broad range of solutions. Management believes, from its experience in fiscal 1998, that customers in this market demand more comprehensive project management and professional services, as well as software products. In addition to continuing to provide its enablement services, the Company will also refocus the services business to target large consulting projects and make its project management expertise available to customers to manage large application conversion or re-engineering projects. The Company has made management changes and put an experienced team in place to consolidate and manage the services organization on a worldwide basis. Management believes that these efforts will increase its revenues attributable to professional services. The Company will closely monitor its progress in this area from both a revenue generation and profitability standpoint. See "Business - Viasoft Services."

COST OF REVENUES

    Cost of software license and maintenance fees, which includes royalties, cost of customer support and packaging and product documentation, was $12,737,000 in fiscal 1998, an increase of 193% from $4,345,000 in fiscal 1997.
Gross margins on software license and maintenance fees decreased to 86% compared to 93% in fiscal 1998 and 1997, respectively. The expense increase and margin decrease are primarily due to additional royalty expenses, which represented 49% of cost of software license and maintenance fees, in fiscal 1998, as compared to 12% in fiscal 1997. The increase in royalty expense is due to sales of the OnMark 2000 product line, which require payments of royalties to third parties. Other products require payment of royalties to third parties, but sales of these products are not as significant as OnMark 2000. Increases in customer support personnel and their related costs, increased salaries and outside consultants, amortization of the purchased research and development from the R&O and EraSoft acquisitions and increased costs of product documentation as a result of higher sales volumes and new version releases of existing products contributed to the increase in cost of software license and maintenance fees. At this time, management anticipates that the cost of license and maintenance fees will continue to increase and the gross margin will continue to decrease year-over-year due to increased sales of products requiring royalties to third parties.

     Cost of professional services fees, which consists principally of personnel costs, third party subcontracting costs, and other costs related to the professional services business, was $18,537,000 in fiscal 1998, an increase of 1% from $18,316,000 in fiscal 1997. The increase in expenses is primarily a result of additional personnel and their related costs, higher salaries and travel expenses offset by reduced subcontractor costs and bonuses due to decreased revenues. The overall gross margin on professional services fees in fiscal 1998 was 6% compared to 23% in fiscal 1997. The decrease in margins is a result of the decline in services revenue discussed above. Also, the Company added resources to the fixed-price contract discussed above in order to complete the project in time. Management believes that services margins will improve during fiscal 1999 as changes in the services business model are implemented.

SALES AND MARKETING

     Sales and marketing expenses, which consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel, were $42,131,000 in fiscal 1998, an increase of 33% from $31,573,000 in fiscal 1997. This increase is attributable primarily to an increase in personnel, including the R&O personnel, and the associated costs, higher salaries, increased travel, marketing and promotion costs and the cost of recruiting qualified sales and marketing personnel. Sales and marketing expenses as a percentage of total revenues was 37% in both fiscal 1998 and 1997.

RESEARCH AND DEVELOPMENT

     Research and development expenditures consist primarily of personnel costs of the research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and third-party development costs. Research and development expenditures were $16,392,000 in fiscal 1998, an increase of 108% from $7,893,000 in fiscal 1997. These expenditures exclude charges for in-process research and development of approximately $8.5 million in connection with the acquisition of EraSoft and a fault diagnostic testing technology license in fiscal 1998 and $27.0 million in connection with the acquisition of R&O in fiscal 1997. See Note 2 to the Consolidated Financial Statements. Research and development expenses also include approximately $3.2 million in charges for the development of certain technologies included in OnMark 2000, see Note 2 to the Consolidated Financial Statements. Research and development costs in fiscal 1998 were $16,392,000, an increase of 108% over the same period in fiscal 1997. These increases resulted from the $3.2 million charge noted above, additional personnel and the associated costs, including EraSoft and R&O research and development staff, as well as general salary increases, external consulting costs and the cost of recruiting personnel. As a percentage of total revenues, research and development costs were 14% in fiscal 1998 compared to 9% for the same period in fiscal 1997. The increase in research and development cost as a percentage of revenue is primarily due to the $3.2 million in charges noted previously and the costs associated with the increase in personnel.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems, and other administrative functions of the Company. General and administrative expenses were $7,849,000 in fiscal 1998, representing an increase of 24% compared to $6,319,000 in fiscal 1997. This increase is a result of additional administrative personnel, including R&O personnel, and their related costs, general salary increases, amortization of intangibles related to the R&O and EraSoft acquisitions, additional legal and consulting fees and travel costs. As a percentage of total revenues, general and administrative expenses was 7% in both fiscal 1998 and 1997.

OTHER INCOME (EXPENSE)

    Interest income in fiscal 1998 was $4,917,000, compared to $1,309,000 in fiscal 1997. This increased was due primarily to interest income generated from the $75,361,000 raised from the Company's public offering of common stock completed on September 22, 1997. Other expense in fiscal 1998 was $317,000 as compared to an expense of $546,000 in fiscal 1997, as foreign currency exchange losses decreased in fiscal 1998. See "Effects of Inflation and Foreign Currency Exchange Fluctuations."

PROVISION FOR INCOME TAXES

     The provision for income taxes was $4,142,000 and $6,062,000 in fiscal 1998 and 1997, respectively. The Company's effective tax rate was 34% in fiscal 1998, compared to 35%, excluding the effect of the nondeductible purchased in-process research and development charge, for the same period in 1997.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996

REVENUES

     Total revenues were $85,312,000 in fiscal year 1997, an increase of 96% from $43,557,000 in fiscal 1996. Software license fees were $40,292,000 in fiscal 1997, an increase of 126% from $17,824,000 in fiscal year 1996. Software license fees increased both domestically and internationally as a result of the demand for the Company's tools to assist in addressing the year 2000 century date change problem. The increase in international software license fees was attributable primarily to a 387% improvement in results from the Company's direct operations over the same period in the prior year, due primarily to sales of the Company's year 2000 solutions in the United Kingdom and growth of the German and Australian operations. In addition, license fees increased due to the acquisition of R&O, which contributed license fees of $7,398,000 since the December 5, 1996 acquisition date. See Note 2 to Consolidated Financial Statements.

     Maintenance fees were $21,010,000 in fiscal 1997, an increase of 47% from $14,305,000 in fiscal 1996. The increase was due in part to the R&O acquisition, which contributed $3,219,000 in maintenance revenue, with the remainder attributable to new software licenses, customer system upgrades and increases in the fees charged for annual maintenance.

     Professional services fees were $23,832,000 in fiscal 1997, an increase of 111% from $11,307,000 in fiscal 1996. The Company continued to expand its professional services business throughout most of fiscal 1997 to continue to meet the increasing demand for its year 2000 solution offerings, Viasoft's Enterprise 2000. Viasoft's Enterprise 2000 solution offerings comprised 72% and 75% of the Company's professional services revenues during fiscal 1997 and 1996, respectively. In addition, R&O contributed $1,818,000 in professional services fee revenue in fiscal 1997. During the fourth quarter of fiscal 1997, the Company began to enhance its year 2000 solution offerings. The Company's initial offering was focused on a three-phase, enterprise level solution for the year 2000 problem using Viasoft's Impact 2000, Viasoft's Plan 2000, and Viasoft's Operation 2000. In the fourth quarter of fiscal 1997, the Company introduced Viasoft's FastPath 2000, which is designed to provide the primary components of a successful year 2000 conversion on an application level, rather than an enterprise-wide level. This resulted in decreased utilization of personnel during the quarter due to training required for this new solution. During the fourth quarter of fiscal 1997, the Company also re-evaluated certain of its service engagements and determined that the level of effort to complete these engagements was more than originally estimated. As such, the Company revised the amount of revenue recognized per day on a percentage of completion basis under the engagements. The impact was to reduce professional services fees by approximately $700,000 compared to the third quarter of fiscal 1997. The combination of these revenue adjustments and the decreased personnel utilization associated with the FastPath 2000 introduction caused a slowdown in revenue growth in professional services fees during the fourth quarter of fiscal 1997.

COST OF REVENUES

    Cost of software license and maintenance fees was $4,345,000 for the fiscal 1997, an increase of 56% from $2,788,000 during the fiscal 1996. The increase was primarily due to additional R&O expenses of $1,074,000. Without the R&O costs, these expenses would have increased 17%. Gross margins on software license and maintenance fees remained relatively consistent at 93% compared to 91% for fiscal 1997 and fiscal 1996, respectively. The expense increase is primarily due to additional personnel in the customer support area and increased salaries, as well as amortization of the purchased research and development from the R&O acquisition.

    Cost of professional services fees was $18,316,000 in fiscal 1997, an increase of 128% from $8,025,000 in fiscal 1996. The increase in expenses is a result of additional personnel hired and their related costs as well as third-party costs to deliver the Company's solutions in response to increased customer demand, both domestically and internationally, and to a lesser extent, additional expenses incurred by R&O of $1,681,000. The overall gross margin on professional services fees for fiscal 1997 was 23% compared to 29% for fiscal 1996. Excluding the R&O professional services business, the gross margin on other professional services business was 24%. During the fourth quarter of fiscal 1997, the Company experienced lower margins as a result of its introduction of FastPath

2000, noted above, and the related costs incurred to train the professional services organization. In addition, the percentage of completion revenue adjustments noted above also reduced the margins on professional services. Overall, the Company expects a decrease in professional services margins as it continues to integrate the R&O professional services organization with its own operations.

SALES AND MARKETING

    Sales and marketing expenses were $31,573,000 in fiscal 1997, an increase of 74% from $18,137,000 in fiscal 1996. Of this increase, R&O expenses accounted for $4,027,000. Excluding R&O expenses, sales and marketing expenses increased 52%. This increase is attributable primarily to an increase in personnel and the associated costs, including higher salaries, travel and bonuses, as well as general salary increases, increased commissions as a result of revenue growth, increased marketing costs, and an increase in bad debt expense due to the absolute dollar increase in accounts receivable. Sales and marketing expenses as a percentage of total revenues declined to 37% in fiscal 1997, compared to 42% in fiscal 1996, due primarily to the increase in revenues.

RESEARCH AND DEVELOPMENT

    Total expenditures for research and development were $7,893,000 in fiscal 1997, excluding an approximate $27.0 million charge for purchased in-process research and development in connection with the R&O acquisition, an increase of 86% from $4,237,000 in fiscal 1996. The increase in expenses includes costs associated with R&O's research and development of $1,728,000. Excluding costs related to R&O, research and development costs increased 46% in fiscal 1997 as a result of general salary increases, the addition of personnel and the related cost of recruiting, costs of external consultants and increased expenses for external service bureau computing costs. As a percentage of total revenues, research and development costs were 9% for fiscal 1997 (excluding the approximate $27.0 million purchased in-process research and development charge) compared to 10% for the same period in fiscal 1996, due primarily to the increase in revenue.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses were $6,319,000 in fiscal year 1997, representing an increase of 77% compared to $3,567,000 in fiscal year 1996. The increase included $1,158,000 in general and administrative expenses related to R&O. Excluding those expenses and the one-time charge of $350,000 incurred in the third quarter of fiscal 1996 related to the change in the CFO position, general and administrative expenses increased 60%. This increase is a result of additional legal fees and administrative personnel and their related costs, general salary increases, additional bonuses, amortization of intangibles related to the R&O acquisition, increased external consulting costs and additional insurance costs. As a percentage of total revenues, general and administrative expenses were 7% for fiscal 1997 compared to 8% for period in fiscal 1996, due primarily to the increase in revenues.

OTHER INCOME (EXPENSE)

    Interest income in fiscal 1997 was $1,309,000, compared to $1,350,000 in fiscal 1996. This decrease was due primarily to the decrease in funds available for short-term investment as a result of the R&O acquisition, net of cash generated from operations during the year. Other expense for fiscal 1997 increased to $546,000 as compared to $82,000 for the same period in fiscal 1996, primarily due to exchange losses on transactions with the Company's subsidiaries in Germany and the United Kingdom, which are valued in their local currencies, as well as certain transactions with its Italian distributor which are valued in lira. This was primarily a result of the strengthening of the U.S. dollar against various European currencies during the second half of fiscal 1997. See "Effects of Inflation and Foreign Currency Exchange Fluctuations."

PROVISION FOR INCOME TAXES

    The provision for income taxes was $6,062,000 and $1,843,000 for fiscal 1997 and 1996, respectively. The Company's effective tax rate was 35% in fiscal 1997, excluding the effect of the non-deductible purchased in-process research and development charge, compared to 23% in fiscal 1996. The Company's effective tax rate in fiscal 1997 was affected by the decreased availability of net operating loss carryforwards, which were fully utilized in fiscal 1996, and certain tax credit carryforwards, which were mostly utilized in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had cash and cash equivalents and investments of $103,605,000, representing an increase of $75,030,000 from the total of $28,575,000 at June 30, 1997. The increase is primarily a result of the successful completion of the Company's public offering of its common stock on September 22, 1997, which raised $75,361,000.

    The Company's net cash provided by operating activities was $13,842,000 and $15,136,000 for fiscal 1998 and 1997, respectively. Net cash provided from operations for fiscal 1998 was composed primarily of net income excluding non-cash charges for the write-off of purchased in-process research and development for the EraSoft acquisition and license of the fault diagnostic technology, see Note 2 to the Consolidated Financial Statements, depreciation and amortization, and offset by an increase in working capital, primarily from an increase in accounts receivable and prepaid assets. Net cash provided by operations for fiscal 1997 was composed primarily of net loss offset by non-cash charges for the write-off of the purchased in-process research and development related to the R&O acquisition, see Note 2 to the Consolidated Financial Statements, depreciation and amortization, and a net increase in working capital primarily as a result of an increase in deferred revenue.

     The Company's investing activities used cash of $60,263,000 and $9,371,000 in fiscal 1998 and 1997, respectively. In fiscal 1998, cash was used for the purchase of investments in excess of investment maturities, and to a lesser extent, business and technology acquisitions, see Note 2 to the Consolidated Financial Statements and the purchase of furniture, fixtures, equipment and software, as well as for the acquisition of a customer list for the Company's new direct operation in France. In fiscal 1997, the primary use of cash was for the purchase of R&O and to a lesser extent, the purchase of furniture, fixtures and equipment, offset by investment maturities exceeding purchases.

     The Company's financing activities provided cash of $76,002,000 and used cash of $1,942,000 in fiscal 1998 and 1997, respectively. In fiscal 1998, cash was primarily provided by the completion of the Company's public offering of its common stock, net of offering costs. This was offset by $2,181,000 used to repurchase 135,000 shares under the Company's stock repurchase program announced in April 1998. See Note 6 to the Consolidated Financial Statements. In fiscal 1997, cash was used primarily for payment of R&O debt acquired, offset in part by the sale of common stock through the employee stock purchase plan and the exercise of stock options.

     As of June 30, 1998, the Company did not have any material commitments for capital expenditures. In fiscal 1999, the Company anticipates capital expenditures of approximately $9.7 million, of which $5.0 million is estimated to be spent for completion of two internal software systems projects and the remainder is for computer hardware and software to continue to update the Company's network infrastructure. See Note 1 to the Consolidated Financial Statements. In addition, the Company anticipates continuing its stock repurchase program in fiscal 1999.

     On September 22, 1997, the Company received net proceeds in an amount of $75,361,000 from a public offering of 1,465,000 shares of its common stock. The Company expects that the proceeds of this offering and existing working capital, together with cash from operations, will be sufficient for the foreseeable future to meet its capital and liquidity needs for existing operations and general corporate purposes, potential acquisitions of businesses, products and technologies, the stock repurchase program, as well as the addition of direct sales and professional services personnel.

YEAR 2000 CONSIDERATIONS

    The Company is aware of the problems associated with the year 2000 date change and has established and continues to evaluate and update its program to address any potential year 2000 compliance issues relating to its

(i) internal operating systems, (ii) vendors, facilities and other third parties, and (iii) software products that it licenses to customers.

    INTERNAL OPERATING SYSTEMS. The Company has completed its assessment of all of its major internal operating systems (including non-IT assets) and is continuing to monitor any new additions to its internal operating systems for year 2000 compliance. As a result of such assessment and because of changing business requirements as well, the Company is currently installing new enterprise-wide systems relating to the Company's accounting and customer relationship management needs, each of which has been warranted by the vendor to be year 2000 compliant. To date, the Company has incurred approximately $2.0 million in costs of the $7.0 million budgeted by the Company for these two projects. The customer support and sales automation system is currently up and running and the Company is in the process of rolling it out to the Company's international subsidiaries, which is currently scheduled to be completed by the third quarter of fiscal 1999. The Company expects the installation of the new accounting system to be completed by the end of fiscal 1999. The Company has just started a review of its desktop year 2000 issues which include software packages and PC hardware. The Company is using its own product suite, OnMark 2000, to assess its desktop concerns. The Company expects this assessment to be complete by the third quarter of fiscal 1999. If the Company's major internal operating systems are not year 2000 compliant in a timely manner, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

    VENDORS, FACILITIES AND OTHER THIRD PARTIES. The Company is currently evaluating the year 2000 readiness of its material vendors, facilities and distributors and resellers with respect to IT, as well as non-IT, assets. The Company has forwarded questionnaires to many of its material vendors, distributors and resellers and will evaluate responses on a case-by-case basis. The Company will place the emphasis of its review on its primary vendors, such as payroll services, computer services and phone systems. The Company is also in the process of beginning its assessment of the year 2000 readiness of each of its facilities. As part of this assessment, the Company will contact each of the landlords of its primary office locations to determine (i) the status of year 2000 compliance at each property, (ii) contingency plans at each property in the event that the year 2000 compliance issues are not resolved on a timely basis and (iii) associated costs of year 2000 compliance that may affect the Company. In the event that the Company's distributors and resellers are not year 2000 compliant in a timely manner, the Company could experience material adverse consequences with respect to the marketing and sale of its products and, as a result, the Company's business, results of operations and financial condition would be materially and adversely affected. If the Company's major vendors or facilities are not year 2000 compliant in a timely manner, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems.

    PRODUCTS. The Company's development of products and technology is accomplished through (i) in-house development, and (ii) acquisition or license from third parties. See "Business -- Product Development." The Company has completed and continues to evaluate and update its assessment of all of its internally developed and third-party developed products for year 2000 readiness, and believes that all of such products have been designed to satisfy the Company's year 2000 specifications. The Company will continue to monitor newly developed or acquired products for year 2000 compliance. In the event that any of the Company's developed or acquired products are not year 2000 compliant in a timely manner, the Company's sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and the Company's business, results of operations and financial condition would be materially and adversely affected. See "Factors That May Affect Future Results - Product Liability."

    To date, the Company has not completed its contingency plans in the event that its internal operating systems, vendors, facilities, distributors, resellers or products, or any other components of its business operations, fail to operate in compliance with the year 2000 century date change. The Company expects to develop its contingency plans by the end of fiscal 1999.

    The cost of the Company's year 2000 compliance program has not had and is not expected to have a material effect on the Company's results of operations or liquidity. However, there can be no assurance that the Company will not experience material adverse consequences in the event that the Company's year 2000 compliance program is not successful or its vendors, facilities, distributors or resellers are unable to resolve their year 2000 compliance issues in a timely manner. See "Factors That May Affect Future Results -- Year 2000 Considerations."

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or (except as described below) foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars, except in Italy and Spain, where they are denominated in local currency. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $302,000 from foreign currency fluctuations in fiscal 1998 compared to $704,000 in fiscal 1997. The Company's unhedged foreign currency exposure at June 30, 1998 consisted of the following (in thousands):

                  NET SHORT-TERM
                  --------------
              RECEIVABLES (PAYABLES)                         NET RECEIVABLES
              ----------------------                         ---------------
                   WITH FOREIGN        NET INVESTMENT IN      FROM FOREIGN
                   ------------        -----------------      ------------
                   SUBSIDIARIES      FOREIGN SUBSIDIARIES     DISTRIBUTORS     TOTAL
                   ------------      --------------------     ------------     -----
Canada               $ 1,611                $ 7,183            $   --         $ 8,794
United Kingdom         1,457                 (1,014)               --             443
Australia              1,011                    243                --           1,254
Germany               (7,535)                11,407                --           3,872
France                 2,227                   (249)               --           1,978
Belgium                  576                   (384)               --             192
Netherlands              232                    (82)               --             150
Mexico                    29                    (19)               --              10
Spain                     --                     --               685             685
Italy                     --                     --               712             712
                    --------                -------            ------         -------
       TOTAL        $   (392)               $17,085            $1,397         $18,090
                    ========                =======            ======         =======

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOuNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the directors of the Company set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's 1998 Annual Meeting of Stockholders under the heading "Election of Directors" is incorporated herein by reference, as is the information concerning the directors, officers, and more than 10% stockholders of the Company under the heading "Section 16(a) Compliance." The name, age and position of each executive officer of the Company set forth under the heading "Business -- Executive Officers of the Registrant" in Part I of this report is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:

    (1) Consolidated Financial Statements.

        See Index to Consolidated Financial Statements on page F-1 of this report.

    (2) Consolidated Financial Statement Schedules.

        Report of Independent Public Accountants. See page F-2 of this report.

        Schedule I, Valuation and Qualifying Accounts and Reserves. See page F-24 of this report.

    (3) Exhibits:

        The following exhibits are filed herewith or incorporated by reference.

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
------                      ----------------------
2.1 Stock Purchase Agreement among Viasoft, Inc., LfA-Gesellschaft fur Vermogensverwaltung mbH (LfA-GV), Werner Dreesbach, Elga Dreesbach, Christoph Rottger, and Valerie Rottger, dated November 11, 1996 (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K dated December 20, 1996)
2.2(5) Stock Purchase Agreement dated as of the 12th day of January, 1998, between Viasoft, Inc., Michael Howatt Mabey, Nashirali Samanani, and certain other sellers (incorporated herein by reference to Exhibit
           2.1 to the  Company's  Form 10-Q for the quarter  ended  December 31,
           1997)

3.1 Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 10.20 to the Company's Form 10-K for fiscal year
           1995)
3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3(e) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))
3.3 Certificate of Amendment to the Restated Certificate of Incorporation, filed November 17, 1997 (incorporated herein by reference to Exhibit 3.1(a) to the Company's Form 10-Q for the quarter ended December 31, 1997)
3.4 Restated Certificate of Incorporation, as amended through November 17, 1997 (incorporated herein by reference to Exhibit 3.1(b) to the Company's Form 10-Q for the quarter ended December 31, 1997)
4.1 Form of Certificate for Common Stock (incorporated herein by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))
4.2 Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))
4.3 Rights Agreement, dated as of April 20, 1998, between the Company and Harris Trust and Savings Bank (incorporated herein by reference to
           Exhibit 1 to the Company's Form 8-A dated April 22, 1998)
4.4(1)     Certificate of Designation of Series A Junior Participating Preferred
           Stock
10.1 Office Lease dated June 5, 1992 between the Company and the Mutual Life Insurance Company of New York, as amended (incorporated herein by reference to Exhibit 10(e) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))
10.2(2) Form of Indemnification Agreement between the Company and each of its directors (incorporated herein by reference to Exhibit 10(f) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))
10.3(2) Viasoft, Inc. 1986 Stock Option Plan (incorporated herein by reference to Exhibit 10(g) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))
10.4(2)    1994 Equity  Incentive  Plan  (incorporated  herein by  reference  to
           Exhibit 10(l) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))
10.5(2)    Employee  Stock  Purchase  Plan, as amended  (incorporated  herein by reference to Exhibit 10(m) to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))
10.6(2) Employment Agreement dated July 28, 1994 between the Company and Colin J. Reardon (incorporated herein by reference to Exhibit 10(o) to the Company's Registration Statement on Form, S-1 (Registration No. 33-88366))
10.7(2)(3) Viasoft FY97 Executive Bonus Plan  (incorporated  herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996)
10.8(2)(3) FY  97   Incentive   Plan  for  Senior   Vice   President,   Americas
           (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1996)
10.9(2)(3) FY 97 Incentive  Plan for Vice  President,  International  Operations
           (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1996)
10.10(2)(3)Consulting and Employment  Agreement  between the Company and Mark R.
           Schonau (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1996)
10.11 Outside Director Stock Option Plan (incorporated herein by reference to Exhibit A of the Company's Definitive Schedule 14A Proxy Statement for the 1995 Annual Meeting of Stockholders)
10.12(2)   Employee Stock Purchase Plan (as amended and restated as of April 24,
           1997) (incorporated herein by reference to the Company's Form 10-K for fiscal year 1997)
10.13      Assignment,  Assumption and Novation  Agreement  dated  September 12,
           1997 and

           Assignment, Assumption and Novation Agreement dated December 19, 1996, relating to Londen Center Lease Agreement (incorporated herein by reference to the Company's Form 10-K for fiscal year 1997)
10.14(2)(4)Viasoft FY98 Executive Bonus Plan  (incorporated  herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997)
10.15(2)(4)FY 98 Incentive  Plan  for  Executive  Vice  President  (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1997)
10.16(2)(4)FY 98 Incentive  Plan  for  Senior  Vice   President,   International
           Operations (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1997)
10.17(2) Consulting Agreement between the Company and Michael A. Wolf dated August 1, 1997 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1997)
10.18(2) Viasoft, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1997)
10.19(1)(2)Amendment  No. 1 to the Viasoft,  Inc.  Deferred  Compensation  Plan,
           dated as of June 30, 1998
10.20(2) Viasoft, Inc. 1997 Equity Incentive Plan (incorporated herein by reference to Appendix B of the Company's Definitive Schedule 14A Proxy Statement for the 1997 Annual Meeting of Stockholders)
10.21(2) Viasoft, Inc. 1997 Equity Incentive Plan, amended and restated as of January 21, 1998 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-47571))
11(1)      Computation of Earnings per Share
21(1)      Subsidiaries of the Company
23(1)      Consent of Arthur Andersen LLP
24(1)      Powers of Attorney
27(1)      Financial Data Schedules

----------
(1)  Filed herewith

(2)  Management contract or compensation plan or arrangement

(3) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by order dated January 6, 1997.

(4) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by the Commission dated November 25, 1997.

(5) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by order dated February 27, 1998.

    (b) REPORTS ON FORM 8-K.

    The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 23, 1998 with respect to the Company's declaration of a dividend of one preferred share purchase right for each outstanding share of the Company's common stock on May 8, 1998, in accordance with the Company's Stockholder Rights Plan.

    (c) EXHIBITS.

    The list of Exhibits  required by Item 601 of Regulation  S-K is included in
Item 14(a)(3) above.

    (d) FINANCIAL STATEMENT SCHEDULES.

    See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of September, 1998.

                                             Viasoft, Inc.

                                             By: /s/ STEVEN D. WHITEMAN
                                                --------------------------
                                                     Steven D. Whiteman
                                                     Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                         TITLE                      DATE
       ---------                         -----                      ----

/s/ STEVEN D. WHITEMAN
------------------------------
    Steven D. Whiteman            Chief Executive Officer,     September 4, 1998
                                  Director
/s/ MARK R. SCHONAU
------------------------------
    Mark R. Schonau               Chief Financial Officer,     September 4, 1998
                                  Chief Accounting Officer
* JOHN J. BARRY III
------------------------------
  John J. Barry III               Director                     September 4, 1998

* ALEXANDER S. KULI
------------------------------
  Alexander S. Kuli               Director                     September 4, 1998

* J. DAVID PARRISH
------------------------------
  J. David Parrish                Director                     September 4, 1998

* ARTHUR C. PATTERSON
------------------------------
  Arthur C. Patterson             Director                     September 4, 1998

* By: /s/ STEVEN D. WHITEMAN
------------------------------
         Attorney-in-Fact

                         VIASOFT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants..............................  F-2
Consolidated Balance Sheets...........................................  F-3
Consolidated Statements of Operations.................................  F-4
Consolidated Statements of Stockholders' Equity.......................  F-5
Consolidated Statements of Cash Flows.................................  F-6
Notes to Consolidated Financial Statements............................  F-7
Schedule I - Valuation and Qualifying Accounts and Reserves
  Years Ended June 30, 1998, 1997 and 1996............................ F-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Viasoft, Inc.
and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Viasoft, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viasoft, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

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


                                                ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  July 31, 1998

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               JUNE 30,
                                                                          ------------------
                                                                          1998          1997
                                                                          ----          ----
                                     ASSETS
Current assets:
  Cash and cash equivalents (Note 1) ..............................    $  37,809     $  8,501
  Investments, at amortized cost (Note 3) .........................       63,294       12,697
  Accounts receivable (less allowance for doubtful accounts of
    $815 and $678, at June 30, 1998 and 1997 respectively) ........       33,227       21,240
  Prepaid expenses and other (Notes 4 and 8) ......................        7,774        2,954
                                                                       ---------     --------
         Total current assets .....................................      142,104       45,392
                                                                       ---------     --------
Furniture and equipment, net (Note 1) .............................        7,609        4,279
Other assets (Notes 2 and 8):
  Investments, at amortized cost (Note 3) .........................        2,502        7,377
  Intangible assets, net (Note 1) .................................        6,751        4,675
  Other ...........................................................        3,411        2,878
                                                                       ---------     --------
         Total other assets .......................................       12,664       14,930
                                                                       ---------     --------
         Total assets .............................................    $ 162,377     $ 64,601
                                                                       =========     ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................................    $   1,733     $  2,016
  Accrued compensation ............................................        4,390        3,309
  Accrued income taxes payable ....................................        5,113        3,276
  Other accrued expenses ..........................................       13,768        8,709
  Deferred revenue (Note 1) .......................................       20,843       18,227
                                                                       ---------     --------
         Total current liabilities ................................       45,847       35,537
                                                                       ---------     --------
Deferred revenue, recognized after one year (Note 1) ..............          542          230
                                                                       ---------     --------
Other long term liabilities .......................................          130          138
                                                                       ---------     --------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized, 0 shares issued and outstanding ...................           --           --
  Common stock, $.001 par value, 48,000,000 shares authorized;
    19,456,133 and 17,722,772 shares issued at June 30, 1998
    and 1997, respectively (Notes 5 and 6) ........................           19           18
  Capital in excess of par value ..................................      125,626       43,970
  Common stock subscriptions receivable (Note 6) ..................          (31)         (55)
  Accumulated deficit .............................................       (6,995)     (14,930)
  Cumulative translation adjustment (Note 1) ......................         (580)        (307)
  Treasury stock, at cost, 135,000 shares (Note 6) ................       (2,181)          --
                                                                       ---------     --------
         Total stockholders' equity ...............................      115,858       28,696
                                                                       ---------     --------
         Total liabilities and stockholders' equity ...............    $ 162,377     $ 64,601
                                                                       =========     ========

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED JUNE 30,
                                                         ---------------------------------
                                                             1998        1997        1996
                                                             ----        ----        ----
Revenues:
  Software license fees ..............................   $  65,122    $ 40,292    $ 17,824
  Maintenance fees ...................................      28,865      21,010      14,305
  Professional services fees .........................      19,615      23,832      11,307
  Other ..............................................          85         178         121
                                                         ---------    --------    --------
          Total revenues .............................     113,687      85,312      43,557
                                                         ---------    --------    --------
Operating expenses:
  Cost of software license and maintenance fees ......      12,737       4,345       2,788
  Cost of professional services fees .................      18,537      18,316       8,025
  Sales and marketing ................................      42,131      31,573      18,137
  Research and development ...........................      16,392       7,893       4,237
  Write-off of purchased in-process research and
     development .....................................       8,559      26,958          --
  General and administrative .........................       7,849       6,319       3,567
                                                         ---------    --------    --------
          Total operating expenses ...................     106,205      95,404      36,754
                                                         ---------    --------    --------
Income (loss) from operations ........................       7,482     (10,092)      6,803
                                                         ---------    --------    --------
Other income (expense):
  Interest income ....................................       4,917       1,309       1,350
  Interest expense ...................................          (5)        (45)        (11)
  Other income (expense), net ........................        (317)       (546)        (82)
                                                         ---------    --------    --------
          Total other income .........................       4,595         718       1,257
                                                         ---------    --------    --------
Income (loss) before income taxes ....................      12,077      (9,374)      8,060
  Provision for income taxes .........................       4,142       6,062       1,843
                                                         ---------    --------    --------
Net income (loss) ....................................   $   7,935    $(15,436)   $  6,217
                                                         =========    ========    ========

Basic earnings (loss) per common share (Notes 1 and 7)   $     .42    $   (.90)   $    .38
                                                         =========    ========    ========
Weighted average number of common shares
  outstanding (Notes 1 and 7) ........................      18,999      17,212      16,390
                                                         =========    ========    ========
Diluted earnings (loss) per common and common share
equivalent (Notes 1 and 7) ...........................   $     .40    $   (.90)   $    .36
                                                         =========    ========    ========
Weighted average number of common and common share
equivalents outstanding (Notes 1 and 7) ..............      19,799      17,212      17,391
                                                         =========    ========    ========

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                       COMMON STOCK                        COMMON
                                                    -------------------      CAPITAL IN     STOCK       ACCUMULATED
                                                                NUMBER       EXCESS OF   SUBSCRIPTIONS   EARNINGS
                                                    AMOUNT    OF SHARES      PAR VALUE    RECEIVABLE     (DEFICIT)
                                                    ------    ---------      ---------    ----------     ---------
Balance at June 30, 1995 ......................      $16      15,949,096      $ 26,354      $(258)      $ (5,711)
  Sale of common stock, net ...................       --         214,722           747         --             --
  Exercise of options, net ....................        1         279,734           195         --             --
  Exercise of warrants ........................       --         275,004           103         --             --
  Income tax  benefit  relating  to stock
    Plans (Note 4) ............................       --              --           170         --             --
  Compensation relating to stock plans ........       --              --           202         --             --
  Payments on common stock subscriptions
    receivable (Note 6) .......................       --              --            --        199             --
  Net income ..................................       --              --            --         --          6,217
  Translation adjustment ......................       --              --            --         --             --
                                                     ---      ----------      --------      -----       --------
Balance at June 30, 1996 ......................       17      16,718,556        27,771        (59)           506
  Sale of common stock, net ...................       --         299,636         1,281         --             --
  Exercise of options, net ....................       --         279,468           914         --             --
  Shares issued in connection with
    acquisition of R&O Software-Technik (Note 2)       1         425,112        12,805         --             --
  Income tax benefit relating to stock
    plans (Note 4) ............................       --              --         1,199         --             --
  Payments on common stock subscriptions
    receivable (Note 6) .......................       --              --            --          4             --
  Net loss ....................................       --              --            --         --        (15,436)
  Translation adjustment ......................       --              --            --         --             --
                                                     ---      ----------      --------      -----       --------
Balance at June 30, 1997 ......................       18      17,722,772        43,970        (55)       (14,930)
  Sale of common stock, net ...................       --          90,239           980         --             --
  Secondary offering, net (Note 6) ............        1       1,465,000        75,360         --             --
  Treasury stock purchased (Note 6) ...........       --              --            --         --             --
  Exercise of options, net ....................       --         178,122         1,818         --             --
  Income tax  benefit  relating  to stock plans
   (Note 4)....................................       --              --         3,498         --             --
  Payments on common stock subscriptions
    receivable (Note 6) .......................       --              --            --         24             --
  Net income ..................................       --              --            --         --          7,935
  Translation adjustment ......................       --              --            --         --             --
                                                     ---      ----------      --------      -----       --------
Balance at June 30, 1998 ......................      $19      19,456,133      $125,626      $ (31)      $ (6,995)
                                                     ===      ==========      ========      =====       ========

                                                                      TREASURY STOCK
                                                   CUMULATIVE     ----------------------
                                                   TRANSLATION                   NUMBER
                                                   ADJUSTMENT      AMOUNT      OF SHARES      TOTAL
                                                   ----------      ------      ---------      -----

Balance at June 30, 1995 ......................      $  22       $    --            --      $  20,423
  Sale of common stock, net ...................         --            --            --            747
  Exercise of options, net ....................         --            --            --            196
  Exercise of warrants ........................         --            --            --            103
  Income tax  benefit  relating  to stock
    Plans (Note 4) ............................         --            --            --            170
  Compensation relating to stock plans ........         --            --            --            202
  Payments on common stock subscriptions
    receivable (Note 6) .......................         --            --            --            199
  Net income ..................................         --            --            --          6,217
  Translation adjustment ......................          2            --            --              2
                                                     -----       -------       -------      ---------

Balance at June 30, 1996 ......................         24            --            --         28,259
  Sale of common stock, net ...................         --            --            --          1,281
  Exercise of options, net ....................         --            --            --            914
  Shares issued in connection with
  acquisition of R&O  Software-Technik (Note 2)         --            --            --         12,806
  Income tax benefit relating to stock
    plans (Note 4) ............................         --            --            --          1,199
  Payments on common stock subscriptions
    receivable (Note 6) .......................         --            --            --              4
  Net loss ....................................         --            --            --        (15,436)
  Translation adjustment ......................       (331)           --            --           (331)
                                                     -----       -------       -------      ---------
Balance at June 30, 1997 ......................       (307)           --            --         28,696
  Sale of common stock, net ...................         --            --            --            980
  Secondary offering, net (Note 6) ............         --            --            --         75,361
  Treasury stock purchased (Note 6) ...........         --        (2,181)      135,000         (2,181)
  Exercise of options, net ....................         --            --            --          1,818
  Income tax  benefit  relating  to stock plans
    (Note 4) ..................................         --            --            --          3,498
  Payments on common stock subscriptions
    receivable (Note 6) .......................         --            --            --             24
  Net income ..................................         --            --            --          7,935
  Translation adjustment ......................       (273)           --            --           (273)
                                                     -----       -------       -------      ---------
Balance at June 30, 1998 ......................      $(580)      $(2,181)      135,000      $ 115,858
                                                     =====       =======       =======      =========

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED JUNE 30,
                                                        ---------------------------------
                                                           1998        1997        1996
                                                           ----        ----        ----
OPERATING ACTIVITIES:
  Net income (loss) .................................   $   7,935    $(15,436)   $  6,217
                                                        ---------    --------    --------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
   Write-off of purchased in-process research and
     development ....................................       8,559      26,958          --
   Depreciation and amortization ....................       3,698       1,826         695
   Compensation expense related to stock plans ......          --          --         202
   Loss on disposal of fixed assets .................          --          26           6
   Changes in operating assets and liabilities net
        of effect of businesses acquired:
     Increase in accounts receivable ................     (11,852)     (3,188)     (4,358)
     Increase in prepaid expenses and other assets         (5,983)     (3,180)     (1,184)
     Increase  (decrease) in accounts payable and
        other accrued expenses ......................       2,269      (2,343)      2,203
     Increases in accrued compensation ..............       1,081       1,818         625
     Increases in accrued income taxes payable ......       5,335       2,651       1,954
     Increase in deferred revenue ...................       2,800       6,004       1,616
                                                        ---------    --------    --------
          Total adjustments .........................       5,907      30,572       1,759
                                                        ---------    --------    --------
       Net cash provided by operating activities ....      13,842      15,136       7,976
                                                        ---------    --------    --------
INVESTING ACTIVITIES:
  Capital expenditures ..............................      (5,655)     (2,747)       (987)
  Cash paid for businesses acquired, net of cash
     acquired (Note 2) ..............................      (8,958)    (10,225)         --
  Cash paid for acquisition of customer list ........        (530)         --          --
  Sale or maturity of investments ...................      66,482      36,098      32,890
  Purchase of investments ...........................    (111,602)    (32,497)    (43,706)
                                                        ---------    --------    --------
          Net cash used in investing activities .....     (60,263)     (9,371)    (11,803)
                                                        ---------    --------    --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ............      78,978       2,196       1,046
  Payments of short term debt (Note 2) ..............          --      (4,099)         --
  Principal payments on obligations under capital
     leases .........................................          --         (43)        (87)
  Payments for offering costs .......................        (819)         --          --
  Payments received on common stock subscriptions
     receivable .....................................          24           4         199
  Purchase of treasury stock ........................      (2,181)         --          --
                                                        ---------    --------    --------
          Net cash provided by (used in) financing
            activities ..............................      76,002      (1,942)      1,158
                                                        ---------    --------    --------
Effect of exchange rate changes on cash .............        (273)       (331)         (2)
                                                        ---------    --------    --------
Net increase (decrease) in cash and cash equivalents       29,308       3,492      (2,671)
Cash and cash equivalents, beginning of year ........       8,501       5,009       7,680
                                                        ---------    --------    --------
Cash and cash equivalents, end of year ..............   $  37,809    $  8,501    $  5,009
                                                        =========    ========    ========
Supplemental cash flow information:
  Interest paid .....................................   $      --    $     46    $     11
  Income taxes paid .................................   $   2,444    $  2,934    $    450
  Income tax benefit related to stock plans .........   $   3,498    $  1,199    $    170

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

    Viasoft, Inc. and its subsidiaries (the "Company") provide business solutions that help enable organizations worldwide understand, manage, evolve, reuse, transition and modernize mission-critical enterprise applications that support their fundamental business processes. The Company also provides professional services to large corporations and public entities to help them effectively manage and automate the evolution of their existing applications. The Company markets its products and services through its United States sales force, both domestically and in Canada, and through a network of resellers for its desktop solutions. The Company operates through its wholly-owned subsidiaries in Australia, the United Kingdom, Germany, France, Belgium, the Netherlands, Canada and Mexico and an established network of semi-exclusive distributors in other international markets.

SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Viasoft, Inc. and its subsidiaries Viasoft International, Inc., Viasoft Pty. Ltd. (Viasoft Pty); Viasoft U.K. Limited (Viasoft UK); Viasoft International GmbH (Viasoft Germany); Viasoft Software Development & Co., KG, Viasoft Software Development Geschaftsfuhrungs GmbH, Viasoft France, S.A.S. (Viasoft France), Viasoft de Mexico, S.A. de C.V.; Viasoft Benelux and Viasoft Canada Company. The subsidiary books are prepared in local currency and converted at time of consolidation to U.S. dollars using the exchange rate at the balance sheet date for balance sheet items and an average exchange rate during the period presented for income and expense items. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

    Revenue is recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Accordingly, revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer or a purchase order from a reseller after receipt of an executed reseller agreement and any remaining obligations under the license agreement are insignificant. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized generally as related services are provided. Professional services do not involve significant customization, modification or production of the licensed software.

    Revenue generated by domestic operations from sales to unaffiliated foreign customers was 7%, 5% and 11% of total revenues in the years ended June 30, 1998, 1997 and 1996, respectively. See Note 9 to the Consolidated Financial Statements.

CASH AND CASH EQUIVALENTS

    The Company's policy is to invest cash in excess of operating requirements in income-producing investments. The Company's investments include commercial paper, corporate bonds, and U.S. Treasury bills, all of which are classified as held-to-maturity and stated at amortized cost, which approximates fair market value. For purposes of the statements of cash flows, the Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, consist primarily of trade accounts receivable. The Company's customer base is primarily Global 5000 and similarly-sized organizations worldwide, and the Company's reseller and international distributor network. The Company does not require collateral upon delivery of its products.

FURNITURE, EQUIPMENT AND SOFTWARE

    Furniture, equipment and software is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of two to five years. In March 1998, the American Institute of Certified Public Accountants released SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted this statement in fiscal 1998 and there was no cumulative catch up upon adoption. The Company amortizes its software on a straight-line basis over its estimated useful life of five years. Depreciation and amortization expense was $2,414,000, $1,266,000 and $664,000, in the years ended June 30, 1998, 1997, and 1996, respectively. Furniture, equipment and software consist of the following (in thousands):

                                                               JUNE 30,
                                                          ------------------
                                                           1998       1997
                                                           ----       ----
     Computer equipment.................................. $ 7,169    $ 4,789
     Office furniture and equipment......................   4,068      2,986
     Capitalized software for internal use...............   1,926         --
     Capitalized leased equipment........................     380        279
                                                          -------    -------
       Total.............................................  13,543      8,054
     Less:  Accumulated depreciation and amortization....  (5,934)    (3,775)
                                                          --------   --------
     Net furniture, equipment and software............... $ 7,609    $ 4,279
                                                          =======    =======
INTANGIBLE ASSETS

    The Company has recorded certain intangible assets in connection with the acquisition of various businesses or licensing of software (see Note 2 to the Consolidated Financial Statements). Intangible assets consist of the following (in thousands):

                                                                JUNE 30,
                                                           -----------------
                                                             1998      1997
                                                             ----      ----

      Purchased software.................................  $ 3,680    $2,000
      Cost in excess of fair value of net assets
        acquired ("goodwill")............................    2,441     1,519
      Assembled workforce................................    1,130       900
      Customer lists.....................................    1,330       800
                                                           -------    ------
        Total............................................    8,581     5,219
      Less:  Accumulated amortization....................   (1,830)     (544)
                                                           --------   -------
      Net intangible assets..............................  $ 6,751    $4,675
                                                           =======    ======

    Amortization expense was $1,286,000, $544,000 and $0 in fiscal 1998, 1997, and 1996, respectively. Amortization of purchased software of $611,000 and $233,000 in fiscal 1998 and 1997, respectively, is included in the cost of software license and maintenance fees. All other amortization is shown in general and administrative expense.

    In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", all noncurrent assets both tangible and intangible that are to be held and used are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the asset in question may not be recoverable.

PRODUCT DEVELOPMENT

    Under the criteria set forth in SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. In addition, the Company has and plans to continue to purchase software from third parties. Purchased software is also accounted for in accordance with SFAS No. 86. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial, and therefore no internal software development costs have been capitalized by the Company to date.

FOREIGN CURRENCY TRANSLATION

    Financial information relating to the Company's foreign subsidiaries is reported in accordance with SFAS 52, "Foreign Currency Translation." The net foreign currency transaction gain (loss) in the years ended June 30, 1998, 1997 and 1996, was approximately ($302,000), ($704,000), and $16,000, respectively.
The gains or losses resulting from the translation of the financial statements of the Company's foreign subsidiaries have been included as a separate component of stockholders' equity.

EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which superseded Accounting Principles Board Opinion No. 15. SFAS No. 128 was effective for financial statements for fiscal years ending after December 15, 1997 and required restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. The Consolidated Statement of Operations sets forth the restated basic and diluted earnings (loss) per share for all periods presented. Shares issuable upon the exercise of employee stock options that are considered anti-dilutive are not included in the weighted average number of common and common share equivalents outstanding.

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

RECENTLY ISSUED ACCOUNTING STATEMENTS

    The FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and in June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt these Statements during its fiscal year ending June 30, 1999 or later. The adoption of these new standards are not expected to have a material impact on the Company's financial statements.

DEPENDENCE ON YEAR 2000

    The growth in the Company's revenue during fiscal years 1998 and 1997 resulted primarily from increased demand for the Company's year 2000 century date conversion products and solutions for mainframe applications and desktop environments. Should the demand for the Company's year 2000 products and solutions decline significantly as a result of new technologies, competition or any other factors, the Company's revenues would be materially and adversely affected. The Company anticipates that demand in the year 2000 market will decline, perhaps rapidly, following the year 2000. It is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 solutions to market other products and services beyond the year 2000 market. However, there can be no assurance that this strategy will be successful, and should the Company be unable to market other products and services as demand in the year 2000 market declines, whether as a result of competition, technological change or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

PRODUCT LIABILITY

    The Company provides business solutions that help large organizations worldwide understand, manage, evolve, reuse, transition and modernize mission-critical enterprise applications that support their fundamental business processes. In addition, a large portion of the Company's business is devoted to addressing the year 2000 problem, which affects the performance and reliability of many mission-critical systems. The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product and service liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's customer agreements may not be effective as a result of existing or future federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. The Company maintains errors and omissions insurance, but there is no guarantee that the insurance policy would cover any or all claims made against the Company or that the coverage provided would be adequate. Although the Company has not experienced any material product or service liability claims to date, the sale and support of its products and services may entail the risk of such claims, particularly in the year 2000 market, which could be substantial in light of the use of its products and services in mission-critical applications. A successful product or service liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

2. ACQUISITIONS AND LICENSING AGREEMENTS

ERASOFT TECHNOLOGIES, INC.

    On January 12, 1998, the Company acquired all of the outstanding shares of capital stock of EraSoft for cash and certain contingent payments pursuant to a stock purchase agreement with the stockholders of EraSoft. EraSoft developed, marketed and supported year 2000 assessment and analysis software tools for desktop computing.

EraSoft was founded in 1996 and was headquartered in Calgary, Alberta, Canada.

    The aggregate cost of the EraSoft acquisition consisted of the following (in thousands):

              Cash.................................................  $7,795
              Assumption of liabilities and acquisition costs......   1,926
              Additional consideration.............................     246
                                                                     ------
                               Total...............................  $9,967
                                                                     ======

    The terms of the agreement with EraSoft provide for additional consideration to be paid if the revenue from licenses of EraSoft's products exceeds certain targeted levels between the date of the acquisition and June 30, 2000. In addition, the former stockholders of EraSoft will also receive additional consideration based on revenue from EraSoft products licensed during the period from the acquisition date to June 30, 2000. Additional consideration will be paid in cash and recorded as an adjustment to cost in excess of net assets acquired when earned and will be amortized either using the revenue ratio or straight-line method through June 30, 2000, whichever results in the greater amount of amortization during the period. In June 1998, the first of such additional consideration was earned in the amount of $625,000. This amount was accrued at June 30, 1998 and will be paid during the first quarter of fiscal 1999 per the terms of the contract.

    The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos. 16 and 17 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $7.2 million of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there was no assurance that the Company would be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology had any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended March 31, 1998. The Company intends to use the purchased technology for enhancements to OnMark 2000 and in other product lines as well, and has now added new initiatives to fully exploit the value of the purchased technology. As a result, the Company estimates the remaining investment and development work required to bring the in-process technology to commercial availability in each of these initiatives will aggregate approximately $2.6 million over the next year. The Company allocated the aggregate cost of the acquisition as follows (in thousands):

              Accounts receivable.......................      $   381
              Other assets..............................          540
              In-process research and development.......        7,240
              Purchased software........................        1,280
              Other intangible assets...................          526
                                                              -------
                                                              $ 9,967
                                                              =======

    Other intangible assets consist of assembled workforce ($230,000) and cost in excess of net assets acquired ($296,000). The assembled workforce and cost in excess of net assets acquired are being amortized on a straight-line basis over seven and five year periods, respectively.

LICENSING AGREEMENTS

    In May, 1998, the Company entered into an agreement to license fault diagnostic testing software. The license has a bargain purchase option after five years to purchase the software for one dollar. The Company made payments to the owners of the technology per the terms of the agreement for the exclusive rights to the software, a portion of which was considered to be in-process when delivered. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended June 30, 1998. The Company paid approximately $1.7 million for the license of the software and related costs, of which

$1.3 million was written off as purchased in-process research and development. The remaining amount of $400,000 was capitalized as purchased software and is being amortized over five years. The Company estimates the remaining investment and development work required to bring the in-process technology to commercial availability in each of these initiatives will aggregate approximately $1.0 million over the next year. In addition, the Company will pay royalties to each of the former owners of the software based upon revenue from the future licensing of the software as set out in the agreement. See Note 8 to the Consolidated Financial Statements.

    As part of the Company's strategy to enter into the desktop and client/server arena, the Company entered into license agreements with several software companies in the second quarter of fiscal 1998 and January, 1998 for the rights to distribute additional desktop software tools. The Company made payments to these companies for development of the software tools in accordance with the Company's requirements as set out in the agreements. Payments were made based on the effective date of each agreement and delivery and acceptance of the different versions of the products, all of which occurred during the Company's fiscal third quarter ended March 31, 1998. The Company expensed these payments, approximately $3.2 million, as research and development during the quarter ended March 31, 1998. In addition, the Company will pay royalties to each software vendor based upon sales activity as set out in the agreements. See Note 8 to the Consolidated Financial Statements.

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

              Cash.............................................   $12,800
              Common stock.....................................    12,805
              Assumption of liabilities and acquisition costs..    13,200
                                                                  -------
                       Total...................................   $38,805
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

    The R&O acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos. 16 and 17 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $27.0 million of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there was no assurance that the Company would be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology had any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended December 31, 1996. The Company allocated the aggregate cost of the acquisition as follows (in thousands):

              Accounts receivable......................   $  4,672
              Other assets.............................      1,956
              In-process research and development......     26,958
              Purchased software.......................      2,000
              Other intangible assets..................      3,219
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

    The following unaudited pro forma combined condensed statements of operations for the fiscal years ended June 30, 1997 and 1996 give effect to the R&O acquisition as if it had been consummated as of the beginning of each respective period (in thousands except per share data):

                                                       YEAR ENDED JUNE 30,
                                                         1997        1996
                                                         ----        ----
                                                           (UNAUDITED)
              Total revenues.........................  $91,265      $62,754
              Income before income taxes.............   17,847        9,772
              Net income.............................   11,692        7,535
              Earnings per share.....................  $   .64      $   .42


    The pro forma combined condensed statements of operations exclude the effect of the approximate $27.0 million charge related to the write-off of purchased in-process research and development. The unaudited pro forma combined financial data is provided for illustrative purposes only and is not necessarily indicative of the combined results of operations that would have been reported had the R&O acquisition occurred on the dates indicated, nor does it purport to project the results of operations of the Company for the year or for any future period.

3.  INVESTMENTS

    The Company's investments are all classified as held-to-maturity and consist of the following (in thousands):

                                                          JUNE 30, 1998
                                          ----------------------------------------------
                                                         GROSS       GROSS
                                           AMORTIZED  UNREALIZED  UNREALIZED
                                             COST        GAINS      LOSSES    FAIR VALUE
                                             ----        -----      ------    ----------

     U.S. Treasury securities..........    $ 10,478      $ 20       $  --      $  10,498
     Government-backed securities......      54,318        29         (11)        54,336
     Corporate bonds...................       1,000        --          --          1,000
                                           --------      ----       -----      ---------
               Total...................    $ 65,796      $ 49       $ (11)     $  65,834
                                           ========      ====       ------     =========

                                                          JUNE 30, 1997
                                          ----------------------------------------------
                                                         GROSS       GROSS
                                           AMORTIZED  UNREALIZED  UNREALIZED
                                             COST        GAINS      LOSSES    FAIR VALUE
                                             ----        -----      ------    ----------

     U.S. Treasury securities..........    $ 5,648       $ --       $ (109)    $ 5,539
     Government-backed securities......      8,500         --          (34)      8,466
     Corporate bonds...................      5,926         44           --       5,970
                                           -------       ----       ------     -------
               Total...................    $20,074       $ 44       $ (143)    $19,975
                                           =======       ====       ======     =======

    The following table reflects the investment maturities (in thousands):

                                                             JUNE 30,
                                          ------------------------------------------------
                                                   1998                     1997
                                          -----------------------  -----------------------
                                            AMORTIZED               AMORTIZED
                                             COST     FAIR VALUE      COST      FAIR VALUE
                                             ----     ----------      ----      ----------

      Under one year....................... $63,294    $63,332       $12,697      $12,714
      Greater than one year and less
        than five years....................   2,502      2,502         7,377        7,261
                                            -------    -------       -------      -------
                                            $65,796    $65,834       $20,074      $19,975
                                            =======    =======       =======      =======

4. INCOME TAXES

    Effective July 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Upon adoption of SFAS No. 109, there was no cumulative effect of the change in accounting principle.

    The provision for income taxes consists of the following (in thousands):

                                                       YEAR ENDED JUNE 30,
                                                -----------------------------
                                                 1998        1997       1996
                                                 ----        ----       ----
      Current:
        Federal...............................  $ 3,634    $ 4,834    $ 1,184
        State.................................      829        909        454
        Foreign...............................    3,408      2,057        275
      Deferred................................   (3,729)    (1,738)       322
      Utilization of net operating loss and
       tax credit carryforwards...............       --         --      1,464
      Change in valuation allowance...........       --         --     (1,856)
                                                -------    -------    -------
      Provision for income taxes..............  $ 4,142    $ 6,062    $ 1,843
                                                =======    =======    =======

    For the year ended June 30, 1998, 1997 and 1996, income tax benefits of $3,498,000, $1,199,000 and $170,000, respectively, were allocated to additional paid-in capital for tax benefits associated with the exercise of nonqualified stock options and the disqualifying disposition of incentive stock options and shares purchased under the employee stock purchase plan.

    The components of deferred taxes are as follows (in thousands):

                                                                JUNE 30,
                                                           -----------------
                                                             1998      1997
                                                             ----      ----
      Deferred tax liabilities:
        Accelerated tax depreciation...................    $  (11)    $   89
        Other..........................................        16         58
                                                            -----     ------
                Total..................................         5        147
                                                            -----     ------
      Deferred tax assets:
        Foreign tax credits                                      --    1,485
        Software development costs capitalized
          for tax......................................       106        249
        Bad debt reserve...............................       200        304
        Vacation accrual...............................       289        193
        Intangibles amortization.......................       619        136
        Purchased software.............................     3,326         --
        Other..........................................       211        252
                                                            -----     ------
                Total..................................     4,751      2,619
                                                            -----     ------
      Net deferred tax asset...........................    $4,746     $2,472
                                                           ======     ======

    A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

                                                           YEAR ENDED JUNE 30,
                                                           -------------------
                                                           1998   1997   1996
                                                           ----   ----   ----

      Statutory federal rate.............................   35%   (35)%   34%
      Write-off of in-process R&D........................   --     89     --
      Write-off of foreign  intangibles  capitalized
         for tax.........................................  (12)    --     --
      Effect of permanent differences....................    1      2      2
      Foreign taxes......................................    3      2      4
      State taxes, net of federal benefit................    4      6      4
      Tax credits........................................   (2)    (3)   (14)
      Foreign losses not benefited.......................    5     --     --
      Benefit of net operating loss carryforward.........   --     --     (7)
      Other..............................................   --      4     --
                                                           ---    ---    ---
                                                            34%    65%    23%
                                                           ===    ===    ===

    The Company utilized its entire net operating loss carryforward during the year ended June 30, 1996.

5. STOCK PLANS

1997 EQUITY INCENTIVE PLAN

    The 1997 Equity Incentive Plan ("1997 Plan"), which replaced the 1994 Equity Incentive Plan ("1994 Plan"), was adopted by the Company's Board of Directors (the "Board") in September 1997, and was approved by the Company's stockholders and became effective in November 1997. The 1997 Plan was amended and restated by the Board in January 1998 and will terminate 10 years after the effective date. The 1997 Plan authorizes awards of incentive stock options to employees and non-qualified stock options, restricted stock and other common stock-based awards to officers, directors, employees, consultants and independent contractors or advisers of the Company and its subsidiaries. Under the terms of the 1997 Plan, the option price may not be less than 100% (subject to certain restrictions) of the fair market value of the Company's stock on the date of grant for incentive stock options and non-qualified stock options, respectively. A total of 850,000 shares, plus certain shares of the Company's common stock that (i) were available for future awards under the 1994 Plan on the effective date of the 1997 Plan, and (ii) are subject to awards under the 1994 Plan but are forfeited, terminate, expire or lapse for any reason, are reserved for issuance under the 1997 Plan. The options currently issued under the 1997 Plan vest over the following schedule: (a) 25% of the total number of shares subject to an option become exercisable on the first anniversary of the date of grant; and thereafter (b) 6.25% of the total number of shares subject to an option become exercisable at the end of each three-month period until all shares subject to an option are exercisable on the fourth anniversary of the date of grant.

    The 1997 Plan is administered by a committee appointed by the Board consisting of at least two non-employee directors, who have the exclusive authority to administer and interpret the 1997 Plan. The committee has the power to, among other things, designate participants, determine types of awards to be granted and the price, timing, terms and duration of awards.

1994 EQUITY INCENTIVE PLAN

    The 1994 Plan was adopted by the Board of Directors (the "Board") in August 1994, approved by the stockholders in November 1994, and became effective March 1, 1995. The 1994 Plan will terminate 10 years after the effective date. The 1994 Plan authorizes awards of incentive stock options to employees and non-qualified stock options, stock appreciation rights, performance units, restricted stock and other common stock-based awards to officers, directors, employees, and consultants of the Company and its subsidiaries. A total of 1,400,000 shares of common stock was reserved for issuance under the 1994 Plan. The options currently issued under the 1994 Plan vest as to 25% of the shares subject thereto on the first anniversary of the date of grant and vest at the rate of 6.25% of such shares per quarter of continuous service thereafter.

    The 1994 Plan is administered by a committee appointed by the Board consisting of at least two non-employee directors, who have the exclusive authority to administer and interpret the 1994 Plan. The committee has the power to, among other things, designate participants, determine types of awards to be granted and the price, timing, terms and duration of awards. Effective November 14, 1997, no further share grants may be made pursuant to this Plan.

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

OUTSIDE DIRECTOR STOCK OPTION PLAN

    The Company's Outside Director Stock Option Plan ("Director Plan") was approved by the stockholders and became effective on November 15, 1995. The Director Plan authorizes non-discretionary grants of non-qualified stock options to non-employee directors of the Company. A total of 400,000 shares of common stock is reserved for issuance under the Director Plan. Each person who is elected for the first time as an Outside Director shall be, upon the date of his first election, automatically granted an option to purchase 20,000 shares at the fair market value of the shares on the grant date. Each Outside Director shall receive an option to purchase 10,000 shares at the fair market value established on the grant date upon re-election to the Board of Directors. The shares begin vesting one year after the date of grant in three equal annual installments and expire five years after the date of grant. The Plan will terminate on the tenth anniversary of the date it became effective. The Directors Plan is administered by a committee appointed by the Board.

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

    As of June 30, 1998, 195,403 shares remained available for purchase through the Purchase Plan and there were 541 employees eligible to participate, of which 406 participated. Employees purchased 90,239 shares during the year at prices ranging from $14.82 to $34.85. Total cash received by the Company was approximately $1,901,000. The Purchase Plan is non-compensatory, therefore, no charges to income were recorded.

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

    The 401(k) Plan provides that each participant may contribute up to 15% of his or her respective salary, not to exceed the statutory limit. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions, if any, are allocated among all active participants based upon the employee's contributions for the plan year as a percentage of total employee contributions for the plan year. The Company elected to make discretionary profit sharing contributions of $180,000 in the 1997 plan year and $120,000 for each of the 1996 and 1995 plan years to all participants who were employed by the Company on the effective date. For the 1998 plan year, the Company elected to make a 50% matching contribution of employee contributions of up to a maximum of $3,000 per participant. The Company had made contributions of approximately $271,000 for the 1997 plan year.

OTHER

    The following summarizes the activity under the Company's stock option plans:

                                              YEAR ENDED JUNE 30,
                        -----------------------------------------------------------------
                                1998                  1997                     1996
                        --------------------  --------------------   --------------------
                                   WEIGHTED              WEIGHTED               WEIGHTED
                                    AVERAGE               AVERAGE                AVERAGE
                                    OPTION                OPTION                 OPTION
                         NUMBER      PRICE     NUMBER      PRICE      NUMBER      PRICE
                        OF SHARES  PER SHARE  OF SHARES  PER SHARE   OF SHARES  PER.SHARE
                        ---------  ---------  ---------  ---------   ---------  ---------
Options
  outstanding,
  beginning of
  year...............  1,410,272    $14.40   1,144,316    $  4.59   1,381,214     $2.31
Granted..............  1,139,218     31.36     611,150      29.18     446,800      9.57
Canceled/expired.....   (345,029)    42.05     (65,728)     28.51    (378,884)     5.05
Exercised............   (178,122)     5.08    (279,466)      3.28    (305,348)     1.00
                        --------             ---------               --------

Options
  outstanding, end
  of year............  2,026,339     20.03   1,410,272      14.40   1,143,782      4.59
                       =========             =========              =========
Options
  exercisable, end
  of year............    563,714     10.55     310,126       3.54     259,058      2.35
                       =========             =========              =========
Options available
  for grant..........    568,100               514,284              1,067,034
                       =========             =========              =========
Weighted average
  fair value of
  options
  granted............               $31.36                $ 29.18                 $9.57
                                    ======                =======                 =====

    In May 1998, the Board of Directors authorized the Company to offer all employees with outstanding options at an exercise price of $49.00 per share the opportunity to exchange these options for new options on a three for two basis. Each new option was issued under the 1997 Plan at the market price on the effective date of exchange. As a result, options covering 190,450 shares were canceled and 126,968 options were granted on May 5, 1998.

               OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                               AS OF JUNE 30, 1998

                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                  --------------------------------------------------    -----------------------------
                                     WEIGHTED
                                     AVERAGE             WEIGHTED                         WEIGHTED
    RANGE OF        OPTIONS         REMAINING            AVERAGE          OPTIONS         AVERAGE
 EXERCISE PRICES  OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
 ---------------  -----------    ----------------     --------------    -----------    --------------
$ 0.38 - 14.75       780,920            3.85             $  6.47          397,995        $    4.19
$15.88 - 30.69       659,243            7.71               21.84           92,025            16.46
$33.50 - 45.25       586,176            7.55               36.07           73,694            37.54
                   ---------                             -------          -------        ---------
$ 0.38 - 45.25     2,026,339            6.18             $ 20.03          563,714        $   10.55
                   =========                             =======          =======        =========

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

    During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." Entities electing to continue accounting for stock-based compensation under in APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting defined in SFAS No.
123 has been applied.

    The Company has elected to account for its stock-based compensation plans under APB No. 25; therefore, no compensation cost is recognized in the accompanying financial statement for stock-based employee awards. However, the Company has computed for pro forma disclosure purposes the value of all options and Purchase Plan shares granted during 1998 and 1997, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                  1998                        1997                        1996
                        -------------------------  --------------------------  --------------------------
                                     PURCHASE                     PURCHASE                    PURCHASE
                         OPTIONS      PLAN          OPTIONS         PLAN         OPTIONS        PLAN
                         -------      ----          -------         ----         -------        ----
Risk free interest rate   5.49%        5.37%         6.02%          5.47%         6.00%         5.30%
Expected dividend yield     --          --             --                --             --             --
Expected lives            4.11 years    .5 years     4.06 years      .5  years    4.06 years     .5 years
Expected volatility      78.53%       79.53%        80.00%         76.80%        69.00%        74.40%

    The total value and compensation expense which would have been recorded of options and Purchase Plan shares granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period:

                                            FAIR VALUE                    COMPENSATION EXPENSE
                                    ------------------------------    -----------------------------
                                    OPTION PLANS     PURCHASE PLAN    OPTION PLANS    PURCHASE PLAN
                                    ------------     -------------    ------------    -------------
                                                             (IN THOUSANDS)
Year ended June 30, 1998............  $17,570            $789           $4,750             $750
Year ended June 30, 1997............   $8,823            $870           $2,745             $664
Year ended June 30, 1996............   $1,955            $376             $185             $213

    If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's net income (loss) and basic and diluted earnings (loss) per common and common share equivalent would have been as follows:

                                                                     YEAR ENDED JUNE 30,
                                                                -----------------------------
                                                                  1998       1997        1996
                                                                  ----       ----        ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
   As reported..............................................    $7,935     $(15,436)    $6,217
   Pro forma................................................     4,321      (17,669)     5,910
Earnings (loss) per common and common share equivalent:
   As reported - basic......................................       .42         (.90)       .38
   As reported - diluted....................................       .40         (.90)       .36
   Pro forma - basic........................................       .23         (.90)       .36
   Pro forma - diluted......................................       .21        (1.02)       .35

    The effects of applying SFAS No. 123 for providing pro forma disclosures for 1998, 1997 and 1996 are not likely to be representative of the effects on reported net income (loss) and earnings (loss) per common and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

6. CAPITAL STOCK

    In April 1998, the Board of Directors authorized the repurchase of the Company's common stock up to 1,000,000 shares. As of June 30, 1998, the Company had repurchased 135,000 shares for approximately $2,181,000.

    In April 1998, the Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") and declared a non-taxable dividend of one Right on each outstanding share of the Company's common stock to stockholders of record on May 8, 1998. The Rights Plan is designed to enable all stockholders to receive fair and equal treatment in any proposed takeover of the Company. Each Right initially will entitle the holder to purchase one one-thousandth of a share of a new series of junior participating preferred stock of the Company at an exercise price of $180.00. The Rights will become exercisable if a person or group acquires 15% or more of the Company's outstanding common stock or commences or announces a tender offer or exchange offer for 15% or more of the common stock, unless in the case of a tender or exchange offer the Board of Directors delays exercisability. If a person or group acquires 15% or more of the outstanding common stock, all holders of Rights other than the acquirer will be entitled to purchase, at the then-current exercise price of the Rights, a number of Viasoft common shares having a market value of twice the exercise price. In addition, after such a 15% stock acquisition, if the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each Right will entitle its holder (other than the acquirer) to purchase, at the then-current exercise price of the Rights, a number of the acquiring company's common shares having a market value of twice the exercise price. Until the Rights become exercisable, the Rights will trade as a unit with the common stock. At any time before a person or group has acquired beneficial ownership of 15% or more of the Company's outstanding common stock, the Rights are redeemable for one cent per Right at the option of the Board of Directors. The terms of the Rights may be amended at any time by the Board of Directors without the consent of the holders, with certain exceptions. The Rights will expire on April 20, 2008, unless otherwise extended by the Board of Directors.

    On September 22, 1997, the Company received net proceeds in an amount of $75,361,000 from an offering of 1,465,000 shares of its common stock.

    At the shareholder meeting in November 1997, the shareholders authorized an additional 24,000,000 shares of common stock. Total shares authorized at June 30, 1998 are 48,000,000.

     During the year ended June 30, 1994, the Company entered into stock purchase agreements with three officers and a director to sell an aggregate of 283,334 shares of common stock at the fair market value on the date of the agreements ($.38 to $.75 per share) in exchange for full recourse promissory notes aggregating $153,750. In addition, options for the purchase of 181,920 shares were exercised by an officer/director in exchange for a full recourse promissory note in the amount of $27,015. The unpaid balance on the notes is reflected in stockholders' equity as common stock subscriptions receivable at June 30, 1998.

7. EARNINGS PER COMMON SHARE

    Earnings per common share ("EPS") data were computed as follows (in thousands, except per share data):

                                                       YEAR ENDED JUNE 30,
                                                 -------------------------------
                                                   1998       1997         1996
                                                   ----       ----         ----
BASIC EPS:
  Numerator:  Net Income (loss)                  $ 7,935    $ (15,436)   $ 6,217
  Denominator:
    Weighted average common shares outstanding    18,999       17,212     16,390
                                                 -------    ---------    -------
    Basic EPS                                    $   .42    $    (.90)   $   .38
                                                 =======    =========    =======

                                                       YEAR ENDED JUNE 30,
                                                 -------------------------------
                                                   1998        1997        1996
                                                   ----        ----        ----
DILUTED EPS:
  Numerator:  Net Income (loss)                  $ 7,935     $(15,436)   $ 6,217
  Denominator:
     Weighted average common shares outstanding   18,999       17,212     16,390
     Dilutive effect of stock options                800           --      1,001
                                                 -------     --------    -------
  Total shares                                    19,799       17,212     17,391
     Diluted EPS                                 $   .40     $   (.90)   $   .36
                                                 =======     ========    =======

8. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    The Company has entered into various license agreements with several software companies for the rights to distribute additional software tools. The Company will pay royalties to the software vendors based upon sales activity as set out in each of the agreements. (See Note 2 to the Consolidated Financial Statements). In some cases, the Company prepaid certain of the royalties and is amortizing the balance of the prepaid based on sales activity as set out in the agreements. Total royalties accrued and due to third parties at June 30, 1998 was $3,117,000.

    The Company leases its corporate office facilities in two locations in Phoenix, Arizona. On August 15, 1994, the Company extended the office lease at one of its facilities, which will expire on December 31, 1999. On December 19, 1996, the Company entered into a lease at another location in Phoenix, Arizona which will expire on May 31, 2001. Rental expense relating to these leases amounted to approximately $1,288,000, $786,000, and $583,000 in the years ended June 30, 1998, 1997, and 1996, respectively.

    The Company has entered into several office leases for sales offices in various cities and countries. These leases expire at various dates through 2010. Rental expense relating to these leases amounted to approximately $1,389,000, $684,000, and $575,000 in the years ended June 30, 1998, 1997, and 1996, respectively.

    The Company is party to a data processing agreement under which it utilizes certain computer equipment and software of an independent third party. The eighteen month agreement expires in January 1999. Expenses under this agreement were approximately $876,000, $860,000, and $673,000 in the years ended June 30, 1998, 1997, and 1996, respectively. The base monthly charge for usage is approximately $59,000, subject to adjustment for excess usage as defined in the agreement.

    The Company is party to a facilities management agreement under which it leases certain office equipment and utilizes personnel of an independent third party to manage its corporate office and produce the Company's product documentation. The agreement expires in October 1999. Payments under this agreement were approximately $628,000 and $362,000 in the years ended June 30, 1998 and 1997. The base monthly charge is approximately $38,000 subject to an adjustment for usage as defined in the agreement.

    The future minimum rental payments under all noncancellable operating leases for each of the years ending June 30 are as follows (in thousands):

                   Year ending June 30:
                   1999.....................     $3,130
                   2000.....................      2,036
                   2001.....................      1,371
                   2002.....................        598
                   2003.....................        332
                   Thereafter...............        565
                                                 ------
                                                 $8,032
                                                 ======

    Viasoft is subject to certain legal proceedings and claims that arise in the conduct of its business. In the opinion of management, the amount of liability, if any, as a result of these claims and proceedings is not likely to have a material effect on the financial condition or results of operations of the Company.

9. FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION

    The Company operates in one industry segment which includes the development, marketing and support of business solutions that enable large organizations worldwide understand, manage, evolve, reuse, transition and modernize mission-critical applications that support their fundamental business processes. These business solutions are provided through integrated software products and specialized professional consulting services.

    Sales and marketing activities related to software license fees, maintenance fees and professional services fees are conducted in North America and certain foreign locations, principally the United Kingdom, Europe and Australia. Revenue and income (loss) before provision for income taxes for each of the years in the three year period ended June 30, 1998, and identifiable assets at June 30, 1998, 1997, and 1996, are as follows (in thousands):

                                                     YEAR ENDED JUNE 30,
                                                ----------------------------
                                                  1998      1997      1996
                                                  ----      ----      ----
       Revenue(1):
         North America-domestic..............   $ 77,178   $57,728   $32,878

         International-principally distributors:
          Europe.............................      3,551     2,581     3,097
          All others.........................      4,269     1,520     1,721
         Foreign subsidiaries and branches.       28,689    23,483     5,861
                                                --------  --------   -------
             Total revenue...................   $113,687  $ 85,312   $43,557
                                                ========  ========   =======
       Income (Loss) Before Income Taxes(1):
         North America.......................   $  5,923  $(17,860)  $ 8,517
         Foreign subsidiaries and branches...      6,154     8,486      (457)
                                                --------  --------   -------
             Income (loss) before income taxes  $ 12,077  $ (9,374)  $ 8,060
                                                ========  ========   =======
       Identifiable Assets(1):
         North America.......................   $137,727  $ 50,527   $43,370
         Foreign subsidiaries and branches...     24,650    14,074     3,221
                                                --------  --------   -------
                 Total assets................   $162,377  $ 64,601   $46,591
                                                ========  ========   =======
----------
(1) Includes  Viasoft,  Viasoft  Pty.,  Viasoft  UK,  Viasoft  Germany,  Viasoft
    Netherlands and Viasoft de Mexico, S.A. de C.V. for all periods, Viasoft Benelux since its formation on July 1, 1996, the operations of R&O since its acquisition on December 5, 1996, and Viasoft France, since its formation on September 1, 1997, and Viasoft Canada Company since January 1998.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                            THREE MONTHS ENDED
                                               --------------------------------------------
                                               SEPTEMBER 30  DECEMBER 31  MARCH 31  JUNE 30
                                               ------------  -----------  --------  -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal 1998:
  Revenue.....................................   $ 26,062     $  28,174    $26,805   $32,646
  Income (loss) from operations...............      5,343         6,086     (7,628)    3,681
  Net income (loss)...........................      3,765         5,035     (4,136)    3,271
  Basic earnings (loss) per common share......   $    .21     $     .26    $  (.21)  $   .17
  Diluted earnings (loss) per common and
     common share equivalent..................   $    .20     $    . 25    $  (.21)  $   .16

Fiscal 1997:
  Revenue.....................................   $ 13,976     $  19,783    $23,901   $27,652
  Income (loss) from operations...............      2,021       (23,059)     4,973     5,973
  Net income (loss)...........................      1,556       (24,184)     3,148     4,044
  Basic earnings (loss) per common share......   $    .09     $   (1.42)   $   .18   $   .23
  Diluted earnings (loss) per common and
     common share equivalent..................   $    .09     $   (1.42)   $   .17   $   .22

Fiscal 1996:
  Revenue.....................................   $  8,440     $  10,257    $10,361   $14,499
  Income from operations......................        954         1,872      1,370     2,607
  Net income..................................        941         1,640      1,270     2,366
  Basic earnings per common share.............   $    .06     $     .10    $   .08   $   .14
  Diluted earnings per common and
     common share equivalent..................   $    .06     $     .10    $   .07   $   .14

11. SUBSEQUENT EVENT

    In July 1998, the Company acquired worldwide marketing and development rights to SHL TRANSFORM, a knowledge-driven process management and productivity software toolset and its integrated process management methodologies, from the Online Knowledge Group (OKG) of Canadian-based SHL Systemhouse Co. ("Systemhouse"). As part of the agreement, the Company will hire certain current development employees of Systemhouse, has the option to purchase certain furniture and equipment used by the Systemhouse development employees and has the exclusive right to remarket the licensed software to Systemhouse's existing customers. As a result, the agreement was accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos. 16 and 17 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date. The Company received an appraisal of the intangible assets which indicated that approximately $5.0 million of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development will be charged to expense by the Company in its quarter ended September 30, 1998. The Company plans to integrate the technology and methodology into its entire product and service lines. As a result, the Company estimates of the remaining investment and development work required to bring the in-process technology to commercial availability aggregate of $3.1 million over the next year and a half. The aggregate cost of the acquisition consisted of the following (in thousands):

           Cash.............................................   $6,000
           Assumption of liabilities and acquisition costs..      885
                                                               ------
                            Total...........................   $6,885
                                                               ======

    The Company allocated the estimated aggregate cost of the acquisition as follows (in thousands):

           In-process research and development..............   $5,012
           Purchased software...............................    1,174
           Other intangible assets..........................      699
                                                               ------
                            Total...........................   $6,885
                                                               ======

    Other intangible assets consist of assembled workforce and cost in excess of net assets acquired. The purchased software, assembled workforce, and cost in excess of net assets acquired are being amortized on a straight-line basis over five, six, and five years, respectively.

    The transaction is structured as a worldwide perpetual source code license and is exclusive, subject to SHL TRANSFORM'S retained right to use the technology for its own internal use and in its consulting business. Viasoft will also pay certain royalties to Systemhouse based on sales of methodology and training components.

                                   SCHEDULE I

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                   ADDITIONS
                                           -----------------------------
                                           CHARGED
                                           TO COSTS   ACQUIRED  CHARGED                 BALANCE
                                BEGINNING    AND        FROM    TO OTHER   DEDUCTIONS   AT END
        DESCRIPTION             OF PERIOD  EXPENSES     R&O     ACCOUNTS      (1)      OF PERIOD
        -----------             ---------  --------     ---     --------      ---      ---------
Allowance for doubtful accounts
Year Ended June 30, 1998         $678        $280      $ --      $ --        $143        $815
Year Ended June 30, 1997          279         525       128       174         428         678
Year Ended June 30, 1996          391          --        --        --         112         279

-----------
(1) Write-off of uncollectable amounts.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION OF EXHIBIT                              PAGE
-------          ----------------------------------           ------------------------------
 2.1             Stock Purchase Agreement among               Incorporated herein by reference to
                 Viasoft, Inc., LfA-Gesellschaft fur          Exhibit  2.1 to the Company's Form
                 Vermogensverwaltung mbH (LfA-GV),            8-K dated  December  20,  1996
                 Werner Dreesbach, Elga Dreesbach,
                 Christoph Rottger, and Valerie Rottger,
                 dated November 11, 1996
 2.2(5)          Stock Purchase Agreement dated as of the     Incorporated herein by reference to
                 12th day of January, 1998, between           Exhibit 2.1 to the Company's Form
                 Viasoft, Inc., Michael Howatt Mabey,         10-Q for the quarter ended December
                 Nashirali Samanani, and certain other        31, 1997
                 sellers
 3.1             Restated Certificate of Incorporation        Incorporated herein by reference to
                                                              Exhibit 10.20 to the Company's Form
                                                              10-K for fiscal year 1995
 3.2             Amended and Restated Bylaws of the           Incorporated herein by reference to
                 Company                                      Exhibit 3(e) to the Company's
                                                              Registration Statement on Form S-1
                                                              (Registration No. 33-88366)
 3.3             Certificate of Amendment to the Restated     Incorporated herein by reference to
                 Certificate of Incorporation, filed          Exhibit 3.1(a) to the Company's
                 November 17, 1997                            Form 10-Q for the quarter ended
                                                              December 31, 1997
 3.4             Restated Certificate of Incorporation, as    Incorporated herein by reference to
                 amended through November 17, 1997            Exhibit 3.1(b) to the Company's
                                                              Form 10-Q for the quarter ended
                                                              December 31, 1997
 4.1             Form of Certificate for Common Stock         Incorporated herein by reference to
                                                              Exhibit 4(a) to the Company's
                                                              Registration Statement on Form S-1
                                                              (Registration No. 33-88366)
 4.2             Form of Warrant to Purchase Common           Incorporated herein by reference to
                 Stock                                        Exhibit 4(b) to the Company's
                                                              Registration Statement on Form S-1
                                                              (Registration No. 33-88366)
 4.3             Rights Agreement, dated as of April 20,      Incorporated herein by reference to
                 1998, between the Company and Harris         Exhibit 1 to the Company's Form 8-A
                 Trust and Savings Bank                       dated April 22, 1998
 4.4(1)          Certificate of Designation of Series A       Exhibit Page E-4
                 Junior Participating Preferred Stock
10.1             Office Lease dated June 5, 1992              Incorporated herein by reference to
                 between the Company and the Mutual           Exhibit 10(e) to the Company's
                 Life Insurance Company of New York,          Registration Statement on Form S-1
                 as amended                                   (Registration No. 33-88366)
10.2 (2)         Form of Indemnification Agreement            Incorporated herein by reference to
                 between the Company and each of its          Exhibit 10(f) to the Company's
                 directors                                    Registration Statement on Form S-1
                                                              (Registration No. 33-88366)
10.3 (2)         Viasoft, Inc. 1986 Stock Option Plan         Incorporated herein by reference to
                                                              Exhibit 10(g) to the Company's
                                                              Registration Statement on Form S-1
                                                              (Registration No. 33-88366)
10.4 (2)         1994 Equity Incentive Plan                   Incorporated herein by reference to

                                                              Exhibit 10(l) to the Company's
                                                              Registration Statement on Form S-1
                                                              (Registration No. 33-88366)
10.5(2)          Employee Stock Purchase Plan, as             Incorporated herein by reference to
                 amended                                      Exhibit 10(m) to Amendment No. 2 to
                                                              the Company's Registration
                                                              Statement on Form S-1 (Registration
                                                              No. 33-88366)
10.6(2)          Employment Agreement dated July 28,          Incorporated herein by reference to
                 1994 between the Company and Colin J.        Exhibit 10(o) to the Company's
                 Reardon                                      Registration Statement on Form S-1
                                                              (Registration No. 33-88366)
10.7(2)(3)       Viasoft FY97 Executive Bonus Plan            Incorporated herein by reference to
                                                              Exhibit 10.1 to the Company's Form
                                                              10-Q for the quarter ended
                                                              September 30, 1996
10.8(2)(3)       FY 97 Incentive Plan for Senior Vice         Incorporated herein by reference to
                 President, Americas                          Exhibit 10.2 to the Company's Form
                                                              10-Q for the quarter ended
                                                              September 30, 1996
10.9(2)(3)       FY 97 Incentive Plan for Vice                Incorporated herein by reference to
                 President, International Operations          Exhibit 10.3 to the Company's Form
                                                              10-Q for the quarter ended
                                                              September 30, 1996
10.10(2)(3)      Consulting and Employment Agreement          Incorporated herein by reference to
                 between the Company and Mark R.              Exhibit 10.4 to the Company's Form
                 Schonau                                      10-Q for the quarter ended
                                                              September 30, 1996
10.11            Outside Director Stock Option Plan           Incorporated herein by reference to
                                                              Exhibit A of the Company's
                                                              Definitive Schedule 14A Proxy
                                                              Statement for the 1995 Annual
                                                              Meeting of Stockholders)
10.12(2)         Employee Stock Purchase Plan (as             Incorporated  herein by reference to
                 amended and restated as of April 24,         the Company's Form 10-K for fiscal
                 1997)                                        year 1997
10.13            Assignment, Assumption and Novation          Incorporated herein by reference to
                 Agreement dated September 12, 1997 and       the Company's Form 10-K for fiscal
                 Assignment, Assumption and Novation          year 1997
                 Agreement dated December 19, 1996,
                 relating to Londen Center Lease
                 Agreement
10.14(2)(4)      Viasoft FY98 Executive Bonus Plan            Incorporated herein by reference to
                                                              Exhibit 10.1 to the Company's Form
                                                              10-Q for the quarter ended
                                                              September 30, 1997
10.15(2)(4)      FY98 Incentive Plan for Executive Vice       Incorporated herein by reference to
                 President                                    Exhibit 10.2 to the Company's Form
                                                              10-Q for the quarter ended
                                                              September 30, 1997
10.16(2)(4)      FY98 Incentive Plan for Senior Vice          Incorporated herein by reference to
                 President, International Operations          Exhibit 10.3 to the Company's Form
                                                              10-Q for the quarter ended
                                                              September 30, 1997
10.17(2)         Consulting Agreement between the             Incorporated  herein by  reference to
                 Company and Michael A. Wolf dated            Exhibit 10.4 to the Company's Form
                 August 1, 1997                               10-Q for the quarter ended

                                                              September 30, 1997
10.18(2)         Viasoft, Inc. Deferred Compensation Plan     Incorporated herein by reference to
                                                              Exhibit 10.5 to the Company's Form
                                                              10-Q for the quarter ended
                                                              September 30, 1997
10.19(1)(2)      Amendment No. 1 to the Viasoft, Inc.         Exhibit Page E-9
                 Deferred Compensation Plan, dated as of
                 June 30, 1998
10.20(2)         Viasoft, Inc. 1997 Equity Incentive Plan     Incorporated herein by reference to
                                                              Appendix B of the Company's
                                                              Definitive Schedule 14A Proxy
                                                              Statement for the 1997 Annual
                                                              Meeting of Stockholders
10.21(2)         Viasoft, Inc. 1997 Equity Incentive Plan,    Incorporated herein by reference to
                 amended and restated as of January 21,       Exhibit 4.1 to the Company's
                 1998                                         Registration Statement on Form S-8
                                                              (Registration No. 333-47571)
11(1)            Computation of Earnings per Share            Exhibit Page E-10
21(1)            Subsidiaries of the Company                  Exhibit Page E-11
23(1)            Consent of Arthur Andersen LLP               Exhibit Page E-12
24(1)            Powers of Attorney                           Exhibit Page E-13
27(1)            Financial Data Schedules                     Exhibit Page E-17

----------

(1) Filed herewith

(2) Management contract or compensation plan or arrangement

(3) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by order dated January 6, 1997.

(4) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by the Commission dated November 25, 1997.

(5) Portions omitted and filed separately with the Commission pursuant to a grant of Confidential Treatment by order dated February 27, 1998.
                                      E-3