Form 10-Q
period 1998-09-30
VIASOFT INC /DE/
filed 1998-11-16
CIK 935418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER  30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1998, there were outstanding 18,518,526 shares of Common Stock, par value $.001 per share, of Viasoft, Inc.

                         VIASOFT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 1998
            and June 30, 1998                                               3

            Consolidated Statements of Operations for the
            three months ended September 30, 1998 and 1997                  4

            Consolidated Statements of Cash Flows for the three
            months ended September 30, 1998 and 1997                        5

            Notes to Consolidated Financial Statements                      6

   Item 2.  Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations                   8

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                               16

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                     September 30,   June 30,
                                                         1998          1998
                                                      -----------    ---------
                               ASSETS                 (unaudited)
Current assets:
  Cash and cash equivalents                           $  36,073      $  37,809
  Investments, at amortized cost                         51,937         63,294
  Accounts receivable (less allowance for doubtful
    accounts of $789 and $815, respectively)             23,655         33,227
  Prepaid expenses and other                              5,171          7,774
                                                      ---------      ---------
      Total current assets                              116,836        142,104
                                                      ---------      ---------

Furniture and equipment, net                              7,768          7,609

Other assets:
  Investments, at amortized cost                            507          2,502
  Intangible assets, net                                  8,111          6,751
  Other                                                   5,696          3,411
                                                      ---------      ---------
      Total other assets                                 14,314         12,664
                                                      ---------      ---------
      Total assets                                    $ 138,918      $ 162,377
                                                      =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $   2,309      $   1,733
  Accrued compensation                                    2,855          4,390
  Accrued income taxes payable                              440          5,113
  Other accrued expenses                                 16,356         13,768
  Deferred revenue                                       15,885         20,843
                                                      ---------      ---------
      Total current liabilities                          37,845         45,847
                                                      ---------      ---------
Deferred revenue, recognized after one year                 493            542
                                                      ---------      ---------
Other long term liabilities                                 127            130
                                                      ---------      ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized, no shares issued or outstanding              --             --
  Common stock, $.001 par value, 24,000,000 shares
    authorized, 19,456,133 shares issued at both
    September 30, and June 30, 1998, respectively            19             19
  Capital in excess of par value                        124,821        125,626
  Common stock subscriptions receivable                     (31)           (31)
  Accumulated deficit                                   (14,062)        (6,995)
  Cumulative translation adjustment                        (279)          (580)
  Treasury stock, at cost,  993,212 shares              (10,015)        (2,181)
                                                      ---------      ---------
      Total stockholders' equity                        100,453        115,858
                                                      ---------      ---------
      Total liabilities and stockholders' equity      $ 138,918      $ 162,377
                                                      =========      =========

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                         1998            1997
                                                         ----            ----
Revenue:
  Software license fees                                $  9,735        $ 13,518
  Maintenance fees                                        8,293           6,884
  Professional services fees                              7,288           5,619
  Other                                                       7              41
                                                       --------        --------
      Total revenues                                     25,323          26,062
                                                       --------        --------
Operating expenses:
   Cost of software license and
     maintenance fees                                     3,749           1,777
   Cost of professional services fees                     5,992           4,765
   Sales and marketing                                   11,105           9,321
   Write-off of purchased in-process
     research and development                             5,013              --
   Research and development                               4,454           2,818
   General and administrative                             2,662           2,038
   Restructuring charge                                   4,790              --
                                                       --------        --------
      Total operating expenses                           37,765          20,719
                                                       --------        --------

Income (loss) from operations                           (12,442)          5,343
                                                       --------        --------

Other income (expense):
   Interest income                                        1,369             521
   Other income (expense), net                              207            (122)
                                                       --------        --------
      Total other income (expense)                        1,576             399
                                                       --------        --------

Income (loss) before income taxes                       (10,866)          5,742
  Income tax (benefit)/provision                         (3,799)          1,977
                                                       --------        --------
Net income (loss)                                      $ (7,067)       $  3,765
                                                       ========        ========

Basic earnings (loss) per common share                 $  (0.37)       $   0.21
                                                       ========        ========
Weighted average number of common shares
  outstanding                                            18,955          17,925
                                                       ========        ========
Diluted earnings (loss) per common and
  common share equivalent                              $  (0.37)       $   0.20
                                                       ========        ========
Weighted average number of common and
  common share equivalents outstanding                   18,955          18,722
                                                       ========        ========

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Three Months Ended
                                                             September 30,
                                                         ----------------------
                                                            1998        1997
                                                            ----        ----
Operating activities:
Net income (loss)                                        $ (7,067)    $  3,765
                                                         --------     --------
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities -
  Write-off of purchased in-process research
    and development                                         5,013           --
  Restructuring charge                                      4,780           --
  Depreciation and amortization                             1,447          735
Changes in operating assets and liabilities net of
 effect of business acquired:
  (Increase) decrease in accounts receivable                9,572          (93)
  (Increase) decrease in prepaid expenses and other         2,852         (432)
  Increase in other assets                                 (3,185)        (223)
  Increase (decrease) in accrued income taxes              (4,673)       1,864
  Increase (decrease) in accounts payable and other
    accrued expenses                                       (1,401)       1,528
  Decrease in accrued compensation                         (1,535)        (895)
  Decrease in deferred revenue                             (5,007)      (1,452)
                                                         --------     --------
      Total adjustments                                     7,863        1,032
                                                         --------     --------
         Net cash provided by operating activities            796        4,797
                                                         --------     --------
Investing activities:
  Capital expenditures                                     (1,297)      (1,138)
  Cash paid for business, net of cash acquired             (6,000)        (530)
  Purchase of investments                                  (7,598)     (10,884)
  Investment maturities                                    20,701        6,495
                                                         --------     --------
         Net cash provided by (used in) investing
           activities                                       5,806       (6,057)
                                                         --------     --------
Financing activities:
  Purchase of treasury stock                               (8,880)          --
  Sale of treasury stock                                      241           --
  Payments received on common stock subscriptions
    receivable                                                 --           24
  Proceeds from issuance of common stock                       --       76,843
  Payments for offering costs                                  --         (747)
                                                         --------     --------
         Net cash (used in) provided by financing
           activities                                      (8,639)      76,120
                                                         --------     --------

Effect of exchange rate changes on cash                       301           95
                                                         --------     --------
Net increase (decrease) in cash and cash equivalents       (1,736)      74,955
Cash and cash equivalents, beginning period                37,809        8,501
                                                         --------     --------
Cash and cash equivalents, end of period                 $ 36,073     $ 83,456
                                                         ========     ========
Supplemental cash flow information:
  Income taxes paid                                      $  2,871     $    210

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Viasoft, Inc. and its wholly-owned subsidiaries ("Viasoft" or the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 1998 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

     EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which supersedes Accounting Principles Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. The earnings per share calculation for the three months ended September 30, 1997, assumes the Company had adopted SFAS No. 128 on July 1, 1997. Shares issuable upon the exercise of employee stock options that are considered anti-dilutive are not included in the weighted average number of common and common share equivalents outstanding.

2. ACQUISITIONS AND LICENSING AGREEMENTS

    In September 1998, the Company entered into various license agreements with several software companies for the rights to distribute additional desktop and mainframe software tools. In accordance with these agreements, the Company agreed to pay these companies for development of software tools. The Company expensed these fees, approximately $460,000, as research and development during the quarter ended September 30, 1998. In addition, the Company will pay certain royalties based upon sales activity as set out in the agreements.

    In July 1998, the Company acquired exclusive worldwide marketing and development rights to SHL TRANSFORM, a knowledge-driven process management and productivity software toolset and its integrated process management methodologies, from the Online Knowledge Group (OKG) of Canadian-based SHL Systemhouse Co. ("Systemhouse"). As part of the agreement, the Company had the option to hire certain employees of Systemhouse in October 1998, had the option to purchase certain furniture and equipment used by the Systemhouse development employees and has the exclusive right to remarket the licensed software to Systemhouse's existing customers. As a result, the agreement was accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos. 16 and 17 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date.

    The Company received an appraisal of the intangible assets which indicated that approximately $5.0 million of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended September 30, 1998. In addition, the Company paid $533,000 to Systemhouse for additional development work requested by the Company. This development work was performed by Systemhouse employees during the first quarter of fiscal 1999 and was treated as research and development expense. The Company plans to integrate the technology and methodology into its entire product and service lines. As a result, the Company estimates that the cost of the remaining investment and development work required to bring the in-process technology to commercial availability will be an aggregate of approximately $3.1 million over the next year and a half. The aggregate cost of the acquisition consisted of the following (in thousands):

             Cash...............................................      $6,000
             Assumption of liabilities and acquisition costs....         885
                                                                      ------
                        Total...................................      $6,885
                                                                      ======

    The Company allocated the estimated aggregate cost of the acquisition as follows (in thousands):

              In-process research and development...............      $5,013
              Purchased software................................       1,173
              Other intangible assets...........................         699
                                                                      ------
                        Total...................................      $6,885
                                                                      ======

    Other intangible assets consisted of assembled workforce and cost in excess of net assets acquired. The purchased software, assembled workforce and cost in excess of net assets acquired are being amortized on a straight-line basis over five, six and five years, respectively.

    The transaction was structured as a worldwide perpetual source code license and is exclusive, subject to Systemhouse's retained right to use the technology for its own internal use and in its consulting business. Viasoft will also pay certain royalties to Systemhouse based on sales of methodology and training components.

3. RESTRUCTURING CHARGE

    In the first quarter of fiscal 1999, the Company established and began implementing a restructuring program designed to refocus the Company on its core business and to reduce its operating expenses. The Company recorded a pre-tax restructuring charge of $4.8 million in the first quarter of fiscal 1999 to cover: a reduction in workforce, consisting primarily of severance for approximately 10% of the Company's 550 employees worldwide; consolidation of certain offices worldwide which were unrelated to the Company's core business; and the writedown of assets which had become impaired as a result of current business conditions. The Company expects the restructuring program to be complete within 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company derives its revenues primarily from software license fees, software maintenance fees and professional services fees. The Company's software is licensed primarily to Global 5000 companies and similarly-sized business and governmental organizations worldwide. Professional services are provided in conjunction with software products and are also provided separately to similar large organizations. The Company's products and services are marketed through its domestic and international direct sales organizations, through a number of foreign independent distributors located in Europe, the Far East, South Africa and Latin America, and through a new reseller channel established during the third quarter of fiscal 1998 primarily to sell the OnMark 2000 product line.

    Revenue is recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Accordingly, revenue from software licenses is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer or a purchase order from a reseller after receipt of an executed reseller agreement and any remaining obligations under the license agreement are insignificant. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized generally as related services are provided. Professional services do not involve significant customization, modification or production of the licensed software.

    The discussion of results of operations below excludes the effect of certain charges which the Company recorded in the first quarter of fiscal 1999. These charges include a restructuring charge of approximately $4.8 million pre-tax (See Note 3 of Notes to Consolidated Financial Statements) and a purchased in-process research and development charge of approximately $5.0 million pre-tax (See Note 2 of Notes to Consolidated Financial Statements). Excluding these special charges, the loss for the first quarter of fiscal 1999 was $695,000, or $.04 per share, compared to net income of $3,765,000, or $.20 per share diluted, in the same quarter a year ago. Including these charges, the loss for the quarter was $7,067,000, or $.37 per share.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

REVENUES

    Total revenues were $25,323,000 for the first quarter of fiscal 1999, a decrease of 3% from $26,062,000 for the first quarter of fiscal 1998. Software license fees were $9,735,000 in the first quarter of fiscal 1999, a decrease of 28% from $13,518,000 in the first quarter of fiscal 1998. Software license fees decreased both domestically and internationally primarily as a result of the slow down in the demand for the Company's year 2000 software tools. Growth in desktop license revenue from the OnMark 2000 product line slowed from the previous quarter due primarily to increased competition in the desktop market. However, desktop license revenues from OnMark 2000 continued to be a significant portion of the Company's license revenue during the first quarter of fiscal 1999. There were no desktop license revenues in the first quarter of fiscal 1998, as OnMark 2000 was not released until the third quarter of fiscal 1998. The Company anticipates that desktop license revenues will continue to be a significant percentage of license revenues in the near term and, as a result, mainframe license revenues may decrease year over year. The Company has announced its intention to refocus its efforts on its core business, which is assisting its customers with maintaining and modernizing their mission-critical applications.

    Maintenance fees were $8,293,000 in the first quarter of fiscal 1999, an increase of 21% from $6,884,000 in the first quarter of fiscal 1998. The increase was due to new software licenses, customer system upgrades and increases in the fees charged for annual maintenance. With the Company's entry into the desktop software market with the OnMark 2000 product line, it has experienced that a large number of OnMark customers do not purchase maintenance services. As a result, there could be some erosion in maintenance revenue growth to the extent that license sales of OnMark 2000 continue to grow as a percentage of revenues.

    Professional services fees were $7,288,000 in the first quarter of fiscal 1999, an increase of 30% from $5,619,000 in the first quarter of fiscal 1998. Historically, the Company's professional services group provided processes, technology and expertise to address complex, large-scale maintenance and redevelopment requirements of large organizations. Most of these projects have been related to year 2000 conversion. During fiscal 1998, the Company focused its efforts in the services business in two areas: completion of a single, large, fixed price engagement for converting applications for year 2000 compliance, and performing smaller enablement projects, designed to assist and train customers to perform the projects in-house, with their own resources. Larger-scale professional services projects were referred to services companies and integrators that have strategic relationships with the Company.

    In late fiscal  1998,  the  Company  refocused  its efforts on the  services business  and  began  to  offer a broad  range  of  solutions.  In  addition  to continuing to provide its enablement services, the Company refocused the services business to target large consulting projects and make its project management expertise available to customers to manage large application conversion or re-engineering projects Management believes it is beginning to see the results of these efforts, with the increase in services revenue year over year. However, the Company is still in the process of implementing its refocused services strategy and there can be no assurance that these initial trends in services revenue will continue. The Company will continue to closely monitor its progress in this area from both a revenue generation and profitability standpoint.

COST OF REVENUES

    Cost of software license and maintenance fees, which includes royalties, cost of customer support and packaging and product documentation, was $3,749,000 in the first quarter of fiscal 1999, an increase of 111% from $1,777,000 in the first quarter of fiscal 1998. Gross margins on software license and maintenance fees decreased to 79% in the first quarter of fiscal 1999 compared to 91% in the first quarter of fiscal 1998. Management anticipates that the cost of license and maintenance fees will continue to increase and the gross margin will continue to decrease year over year due to increased sales of products requiring royalties to third parties. Royalty expenses increased 183% in the first quarter of fiscal 1999 compared to the same quarter in fiscal 1998. The increase in royalty expense is primarily due to sales of the OnMark 2000 product line, representing a significant portion of the first quarter of fiscal 1999 license sales, which require payments of royalties to third parties. Other factors contributing to the increase in cost of software license and maintenance fees and decline in margins, included increases in the number of customer support personnel and their related costs, increased salaries and outside consultant costs, amortization of the purchased research and development from the January 1998 EraSoft Technologies, Inc. acquisition and the Systemhouse acquisition (See
Note 2 of Notes to Consolidated Financial Statements) and increased costs of product documentation and packaging, primarily due to OnMark 2000.

    Cost of professional services fees, which consists principally of personnel costs, third party subcontracting costs, and other costs related to the professional services business, was $5,992,000 in the first quarter of fiscal 1999, an increase of 26% from $4,765,000 in the first quarter of fiscal 1998. The gross margin for professional services was 18% in the first quarter of fiscal 1999 compared to 15% in the first quarter of fiscal 1998. The increase in expenses was primarily a result of additional subcontractor costs to support the increase in revenues, primarily from large consulting projects. These costs were offset in part by lower salaries and related costs as internal services headcount declined year over year. This decline is a direct result of the change to the enablement services approach in fiscal 1998, which required less internal staff. Currently, the Company continues to invest in its services organization and plans to add internal headcount in fiscal 1999. In addition, management expects that the use of subcontractors will continue. The Company believes that the increase in margins is a result of the changes in the services business model which were noted above.

SALES AND MARKETING

    Sales and marketing expenses, which consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel, were $11,105,000 in the first quarter of fiscal 1999, an increase of 19% from $9,321,000 in the first quarter of fiscal 1998. This increase is attributable primarily to an increase in personnel and the associated costs, higher salaries, increased travel, marketing and promotion costs and a $1.0 million bad debt provision. These increases were offset in part by decreases in commissions and bonuses due to the decrease in license revenues. Sales and marketing expenses as a percentage of total revenues was 44% in the first quarter of fiscal 1999 and 36% in the first quarter of 1998. This increase is due primarily to the decline in license revenues year over year.

RESEARCH AND DEVELOPMENT

    Research and development expenditures consist primarily of personnel costs of the research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and third-party development costs. Research and development expenditures were $4,454,000 in the first quarter of fiscal 1999, compared to $2,818,000 in the first quarter of fiscal 1998. Research and development expenses increased 58% year over year. Research and development expenses included approximately $994,000 in charges for third-party development of certain technologies acquired during the first quarter of fiscal 1999 (See Note 2 of Notes to Consolidated Financial Statements). The increase in research and development expense is also a result of additional personnel and their associated costs, general salary increases and increased external consulting costs. As a percentage of total revenues, research and development costs were 18% in the first quarter of fiscal 1999 compared to 11% for the same period in fiscal 1998. The increase in research and development cost as a percentage of revenue is primarily due to the overall decrease in revenues year over year and the third-party development costs.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems and other administrative functions of the Company. General and administrative expenses were $2,662,000 in the first quarter of fiscal 1999, compared to $2,038,000 in the first quarter of fiscal 1998. General and administrative expenses increased

31% year over year. This increase is a result of additional administrative personnel and their related costs, general salary increases and amortization of intangibles related to the EraSoft and Systemhouse acquisitions, offset by lower legal and consulting fees. As a percentage of total revenues, general and administrative expenses were 11% in the first quarter of fiscal 1999 compared to 8% in the first quarter of fiscal 1998. This increase is primarily due to the overall decrease in revenues year over year and the additional personnel costs.

INCOME TAX BENEFIT/PROVISION

    The Company's effective tax rate was 35% in the first quarter of fiscal 1999, compared to 34%, for the same period in fiscal 1998. The Company booked a benefit for the losses incurred during the first quarter of fiscal 1999 of $3,799,000.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1998, the Company had cash and cash equivalents and current and long-term investments of $88,517,000, representing a decrease of $15,088,000 from $103,605,000 at June 30, 1998. The decrease is primarily a result of the cost of the Systemhouse acquisition (See Note 2 of Notes to Consolidated Financial Statements) and the share purchases under the Company's stock repurchase program.

    The Company's net cash provided by operating activities was $796,000 and $4,797,000 for the first quarters of fiscal 1999 and 1998, respectively. Net cash provided from operations for the first quarter of fiscal 1999 was composed primarily of the net loss offset by non-cash charges for the purchased in-process research and development charge, the restructuring charge and depreciation and amortization, offset by a net decrease in working capital. For the first quarter of fiscal 1998, net cash provided from operations was comprised primarily of net income and non-cash adjustments and a net increase in working capital.

    The Company's investing activities provided cash of $5,806,000 and used cash of $6,057,000, in the first quarters of fiscal 1999 and 1998, respectively. In fiscal 1999, cash was provided by investment maturities offset by the purchase of investments, the Systemhouse acquisition and the purchase of furniture, fixtures and equipment. In fiscal 1998, the primary use of cash was for investment purchases.

    The Company's financing activities used cash of $8,639,000 and provided cash of $76,120,000 in the first quarters of fiscal 1999 and 1998, respectively. In fiscal 1999, cash was used for the purchase of approximately 921,500 shares of treasury stock through the Company's stock repurchase program. In fiscal 1998, cash was primarily provided by the completion of the Company's public offering of common stock net of payments for offering costs.

     As of September 30, 1998, the Company did not have any material commitments for capital expenditures. For the remainder of fiscal 1999, the Company anticipates capital expenditures of approximately $8.4 million, of which $4.7 million is estimated to be spent for completion of two internal software systems projects and the remainder is for computer hardware and software to continue to update the Company's network infrastructure. As of September 30, 1998, the Company had repurchased 1,056,500 shares of its common stock of the 1,500,000 shares authorized by the Board of the Directors. The Company anticipates continuing its stock repurchase program, subject to a continuing evaluation of market conditions.

    The Company expects that its existing working capital, together with cash from operations, will be sufficient for the foreseeable future to meet its capital and liquidity needs for existing operations and general corporate purposes, as well as the addition of direct sales and services personnel, marketing initiatives, and potential acquisitions of businesses, products and technologies.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

    The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars except in Italy and Spain, where they are denominated in lira and pesetas, respectively. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced gains of approximately $218,000 from foreign currency fluctuations in the three months ended September 30, 1998.

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

INTERNAL OPERATING SYSTEMS

    The Company has completed its assessment of all of its major internal operating systems (including non-IT assets) and is continuing to monitor any new additions to its internal operating systems for year 2000 compliance. As a result of such assessment and because of changing business requirements as well, the Company is currently installing new enterprise-wide systems relating to the Company's accounting and customer relationship management needs, each of which has been warranted by the vendor to be year 2000 compliant. To date, the Company has incurred approximately $2.3 million in costs of the $7.0 million budgeted by the Company for these two projects. The customer support and sales automation system is currently up and operational and the Company is in the process of rolling it out to the Company's international subsidiaries, which is currently scheduled to be completed by March 31, 1999. The Company expects the installation of the new accounting system to be completed by June 30, 1999. The Company is reviewing its desktop year 2000 issues which include software packages and PC hardware. The Company is using its own product suite, OnMark 2000, to assess its desktop concerns. The Company expects this assessment to be complete by March 31, 1999, and anticipates the testing of its internal operating systems for year 2000 compliance to be completed by October 31, 1999. If the Company's major internal operating systems are not year 2000 compliant in a timely manner, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

VENDORS, FACILITIES AND OTHER THIRD PARTIES

    The Company is currently evaluating the year 2000 readiness of its material vendors, facilities and distributors and resellers with respect to IT, as well as non-IT, assets. The Company has forwarded questionnaires to many of its material vendors, distributors and resellers and will evaluate responses on a case-by-case basis. The Company will place the emphasis of its vendor review on its primary vendors, such as payroll services, computer services and phone systems. The Company is also in the process of beginning its assessment of the year 2000 readiness of each of its facilities. As part of this assessment, the Company will contact each of the landlords of its primary office locations to determine (i) the status of year 2000 compliance at each property, (ii) contingency plans at each property in the event that the year 2000 compliance issues are not resolved on a timely basis and (iii) associated costs of year 2000 compliance that may affect the Company. In the event that the Company's distributors and resellers are not year 2000 compliant in a timely manner, the Company could experience material adverse consequences with respect to the marketing and sale of its products and, as a result, the Company's business, results of operations and financial condition would be materially and adversely affected. If the Company's major vendors or facilities are not year 2000 compliant in a timely manner, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems.

PRODUCTS

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

    To date, the Company has not completed its contingency plans in the event that its internal operating systems, vendors, facilities, distributors, resellers or products, or any other components of its business operations, fail to operate in compliance with the year 2000 century date change. The Company expects to develop its contingency plans by June 30, 1999.

    The estimated costs of the Company's year 2000 compliance program have not had and are not expected to have a material effect on the Company's financial position, results of operations or liquidity. However, there can be no assurance that the Company will not experience material adverse consequences in the event that the Company's year 2000 compliance program is not successful or its vendors, facilities, distributors or resellers are unable to resolve their year 2000 compliance issues in a timely manner.


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS FORM 10-Q CONTAINS EXPRESS OR IMPLIED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES
EXCHANGE ACT OF 1934, AS AMENDED, AND THE COMPANY INTENDS THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS CREATED THEREBY. INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE THOSE STATEMENTS IN "YEAR 2000 CONSIDERATIONS" REGARDING THE COMPANY'S PLANS AND EXPECTATIONS RELATING TO THE COMPANY'S YEAR 2000 COMPLIANCE. ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME IN FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN ITS PRESS RELEASES, QUARTERLY CONFERENCE CALLS OR OTHERWISE. THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "FORECASTS", "PROJECTS", "PLANS", "ESTIMATES" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE OR OPERATIONS AND SPEAK ONLY AS OF THE DATE THE STATEMENTS ARE MADE. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH STATEMENTS. FACTORS THAT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S DEPENDENCE ON THE
YEAR 2000 CENTURY DATE CONVERSION MARKET, BOTH MAINFRAME AND DESKTOP, AND DEPENDENCE ON ITS ESW PRIMARY PRODUCT LINE, THE VOLATILITY OF THE COMPANY'S COMMON STOCK PRICE, FLUCTUATIONS IN REVENUES AND OPERATING RESULTS, FLUCTUATIONS IN MARKET DEMAND AND PRODUCT MIX, THE COMPANY'S ABILITY TO MANAGE CHANGES IN ITS PROFESSIONAL SERVICES BUSINESS AND RISKS ASSOCIATED WITH A PROFESSIONAL SERVICES BUSINESS, INCLUDING VOLATILITY OF WORKLOAD, ABILITY TO SUCCESSFULLY MANAGE CONSULTING PROJECTS, PROPER ALLOCATION OF RESOURCES AND HIRING, TRAINING AND RETAINING QUALIFIED PERSONNEL, RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS INCLUDING LONGER PAYMENT CYCLES AND

EXCHANGE RATE FLUCTUATIONS, THE COMPANY'S ABILITY TO MANAGE RAPID CHANGE IN ITS BUSINESS AND INDUSTRY, THE COMPANY'S ABILITY TO ENHANCE EXISTING PRODUCTS AND DEVELOP OR ACQUIRE NEW PRODUCTS AND TECHNOLOGY TO KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND EVOLVING INDUSTRY STANDARDS AND TO RESPOND TO CHANGES IN CUSTOMER NEEDS, THE COMPANY'S ABILITY TO IDENTIFY, COMPLETE, MANAGE AND INTEGRATE ACQUISITIONS OF BUSINESSES, PRODUCTS AND TECHNOLOGIES, CHARGES, COSTS AND UNCERTAINTIES RELATED TO ACQUISITIONS, INTENSE COMPETITION IN THE COMPANY'S MARKETS, THE PERFORMANCE OF THE COMPANY'S DISTRIBUTORS, RESELLERS AND SOLUTION PROVIDERS, THE COMPANY'S DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL AND INCREASING COMPETITION TO ATTRACT SKILLED PERSONNEL, THE ADEQUACY OF THE COMPANY'S PROGRAM TO ADDRESS YEAR 2000 COMPLIANCE ISSUES AND GENERAL ECONOMIC AND BUSINESS CONDITIONS, AS WELL AS FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-Q, IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998 AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            NUMBER                   DESCRIPTION
            ------                   -----------

              11 Computation of Earnings Per Share for the three month periods ended September 30, 1998 and 1997.

              27        Financial Data Schedule


        (b) REPORTS ON FORM 8-K

             None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     Viasoft, Inc.



Date: November 13, 1998                   By /s/ Steven D. Whiteman
                                            ------------------------------------
                                                 Steven D. Whiteman
                                                 President


Date: November 13, 1998                   By /s/ Mark R. Schonau
                                            ------------------------------------
                                                 Mark R. Schonau
                                                 Chief Financial Officer