Form 10-Q
period 1998-12-31
VIASOFT INC /DE/
filed 1999-02-16
CIK 935418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

                         COMMISSION FILE NUMBER 0-25472

                                  VIASOFT, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                             94-2892506
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

As of January 31, 1999, there were outstanding 18,148,376 shares of Common Stock, par value $.001 per share, of Viasoft, Inc.

                         VIASOFT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets as of December 31, 1998
             and June 30, 1998                                             3

             Consolidated Statements of Operations for the three
             and six months ended December 31, 1998 and 1997               4

             Consolidated Statements of Cash Flows for the six
             months ended December 31, 1998 and 1997                       5

             Consolidated Statements of Comprehensive Income
             for the three and six months ended December 31, 1998          6

             Notes to Consolidated Financial Statements                    7

    Item 2.  Management's Discussion and Analysis of Consolidated
             Financial Condition and Results of Operations                 9

PART II.     OTHER INFORMATION

    Item 4.  Submission of Matter to a Vote of Security Holders           21

    Item 6.  Exhibits and Reports on Form 8-K                             22

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                        December 31,   June 30,
                                                           1998          1998
                                                        ---------     ---------
                               ASSETS                   (unaudited)
Current assets:
 Cash and cash equivalents                              $  25,289     $  37,809
 Investments, at amortized cost                            53,982        63,294
 Accounts receivable (less allowance for
   doubtful accounts of $942 and $815, respectively)       34,039        33,227
 Prepaid expenses and other                                 4,322         7,774
                                                        ---------     ---------
      Total current assets                                117,632       142,104
                                                        ---------     ---------

Furniture and equipment, net                                8,374         7,609

Other assets:
 Investments, at amortized cost                                --         2,502
 Intangible assets, net                                     7,563         6,751
 Other                                                      5,440         3,411
                                                        ---------     ---------
      Total other assets                                   13,003        12,664
                                                        ---------     ---------
      Total assets                                      $ 139,009     $ 162,377
                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                       $   1,126     $   1,733
 Accrued compensation                                       3,331         4,390
 Accrued income taxes payable                               1,525         5,113
 Other accrued expenses                                    16,093        13,768
 Deferred revenue                                          17,011        20,843
                                                        ---------     ---------
      Total current liabilities                            39,086        45,847
                                                        ---------     ---------
Deferred revenue, recognized after one year                   413           542
                                                        ---------     ---------
Other long term liabilities                                   124           130
                                                        ---------     ---------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.001 par value, 2,000,000 shares
  authorized, no shares issued or outstanding                  --            --
 Common stock, $.001 par value, 24,000,000 shares
  authorized, 19,456,133 shares issued at both
  December 31, and June 30, 1998, respectively                 19            19
 Capital in excess of par value                           123,774       125,626
 Common stock subscriptions receivable                        (31)          (31)
 Accumulated deficit                                      (12,616)       (6,995)
 Cumulative translation adjustment                           (179)         (580)
 Treasury stock, at cost, 1,311,081 and
  135,000 shares at December 31, and
  June 30, 1998, respectively                             (11,581)       (2,181)
                                                        ---------     ---------
      Total stockholders' equity                           99,386       115,858
                                                        ---------     ---------
      Total liabilities and stockholders' equity        $ 139,009     $ 162,377
                                                        =========     =========

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                        Three Months Ended    Six Months Ended
                                           December 31,          December 31,
                                        -----------------    ------------------
                                          1998      1997       1998      1997
                                        -------   -------    --------  --------
Revenue:
  Software license fees                 $13,738   $16,690    $ 23,473  $ 30,208
  Maintenance fees                        8,849     7,103      17,142    13,987
  Professional services fees              7,091     4,343      14,379     9,962
  Other                                       9        38          16        79
                                        -------   -------    --------  --------
      Total revenues                     29,687    28,174      55,010    54,236
                                        -------   -------    --------  --------
Operating expenses:
  Cost of software license and
    maintenance fees                      4,606     2,746       8,355     4,522
  Cost of professional services fees      6,107     4,327      12,099     9,092
  Sales and marketing                    11,239     9,866      22,344    19,187
  Write-off of purchased in-process
  research and development                   --        --       5,013        --
  Research and development                3,768     3,285       8,222     6,103
  General and administrative              2,477     1,864       5,139     3,902
  Restructuring charge                       --        --       4,790        --
                                        -------   -------    --------   -------
      Total operating expenses           28,197    22,088      65,962    42,806
                                        -------   -------    --------   -------

Income (loss) from operations             1,490     6,086     (10,952)   11,430
                                        -------   -------    --------   -------
Other income (expense):
  Interest income                         1,049     1,530       2,418     2,051
  Interest expense                           (2)       (1)         (2)       (1)
  Other income (expense), net              (310)       42        (103)      (80)
                                        -------   -------    --------   -------
      Total other income (expense)          737     1,571       2,313     1,970
                                        -------   -------    --------   -------

Income (loss) before income taxes         2,227     7,657      (8,639)   13,400
  Income tax (benefit)/provision            780     2,622      (3,019)    4,599
                                        -------   -------    --------   -------
Net income (loss)                       $ 1,447   $ 5,035    $ (5,620)  $ 8,801
                                        =======   =======    ========   =======

Basic earnings (loss) per common share  $  0.08   $  0.26    $  (0.30)  $  0.47
                                        =======   =======    ========   =======
Weighted average number of common
  shares outstanding                     18,311    19,342      18,633    18,632
                                        =======   =======    ========   =======
Diluted earnings (loss) per common
  and common share equivalent           $  0.08   $  0.25    $  (0.30)  $  0.45
                                        =======   =======    ========   =======
Weighted average number of common and
  common share equivalents outstanding   18,481    20,005      18,633    19,370
                                        =======   =======    ========   =======

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Six Months Ended
                                                              December 31,
                                                         ----------------------
                                                          1998           1997
                                                        --------       --------
Operating activities:
Net income (loss)                                       $ (5,620)      $  8,801
                                                        --------       --------
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities -
  Write-off of purchased in-process research
   and development                                         5,013             --
  Restructuring charge                                     4,780             --
  Depreciation and amortization                            2,783          1,582
Changes in operating assets and liabilities
  net of effect of business acquired:
  Increase in accounts receivable                           (812)        (8,596)
  (Increase) decrease in prepaid expenses and other        3,701         (1,325)
  (Increase) decrease in other assets                     (2,929)           679
  Increase (decrease) in accrued income taxes             (3,588)         3,353
  Decrease in accounts payable and other accrued
   expenses                                               (2,844)           (29)
  Increase (decrease) in accrued compensation             (1,059)            18
  Increase (decrease) in deferred revenue                 (3,968)           350
                                                        --------       --------
      Total adjustments                                    1,077         (3,968)
                                                        --------       --------
         Net cash (used in) provided by
          operating activities                            (4,543)         4,833
                                                        --------       --------
INVESTING ACTIVITIES:
  Capital expenditures                                    (2,691)        (2,705)
  Cash paid for business, net of cash acquired            (6,000)          (530)
  Purchase of investments                                (48,273)       (67,651)
  Investment maturities                                   59,838         11,057
                                                         --------       --------
         Net cash provided by (used in)
          investing activities                             2,874        (59,829)
                                                        --------       --------
FINANCING ACTIVITIES:
  Purchase of treasury stock                             (12,074)            --
  Sale of treasury stock                                     822             --
  Payments received on common stock
   subscriptions receivable                                   --             24
  Proceeds from issuance of common stock                      --         77,799
  Payments for offering costs                                 --           (747)
                                                        --------       --------
         Net cash (used in) provided by
          financing activities                           (11,252)        77,076
                                                        --------       --------

Effect of exchange rate changes on cash                      401            109
                                                        --------       --------
Net increase (decrease) in cash and cash
 equivalents                                             (12,520)        22,189
Cash and cash equivalents, beginning period               37,809          8,501
                                                        --------       --------
Cash and cash equivalents, end of period                $ 25,289       $ 30,690
                                                        ========       ========
Supplemental cash flow information:
 Income taxes paid                                      $  2,894       $  1,245
 Disqualifying dispositions                                   --          2,696

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                  (unaudited)


                                        Three Months Ended      Six Months Ended
                                         December 31, 1998     December 31, 1998
                                         -----------------     -----------------
Net Income (loss)                            $ 1,447                $ (5,620)

Other comprehensive income, net of tax

 Foreign currency translation adjustments         65                     261
                                             -------                --------
Comprehensive income (loss)                  $ 1,512                $ (5,359)
                                             =======                ========


  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Viasoft, Inc. and its wholly-owned subsidiaries ("Viasoft" or the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and six month periods ended December 31, 1998 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

     EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which supersedes Accounting Principles Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. The earnings per share calculation for the three and six months ended December 31, 1997, assumes the Company had adopted SFAS No. 128 on July 1, 1997. Shares issuable upon the exercise of employee stock options that are considered anti-dilutive are not included in the weighted average number of common and common share equivalents outstanding.

2. ACQUISITIONS AND LICENSING AGREEMENTS

    In July 1998, the Company acquired exclusive worldwide marketing and development rights to SHL TRANSFORM, a knowledge-driven process management and productivity software toolset and its integrated process management methodologies, from the Online Knowledge Group (OKG) of Canadian-based SHL Systemhouse Co. ("Systemhouse"). As part of the agreement, the Company had the option to hire certain employees of Systemhouse in October 1998, had the option to purchase certain furniture and equipment used by the Systemhouse development employees and has the exclusive right to remarket the licensed software to Systemhouse's existing customers. As a result, the agreement was accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos.
16 and 17.

     The transaction was structured as a worldwide perpetual source code license and is exclusive, subject to Systemhouse's retained right to use the technology for its own internal use and in its consulting business. Viasoft will also pay certain royalties to Systemhouse based on sales of methodology and training components.

     In connection with the acquisition of SHL, the Company allocated $5.0 million of the purchase price to in-process research and development projects, $1.2 million to developed technology and $700,000 to other intangible assets. This allocation to in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to incomplete projects. A discount range of 37.5% to 42.5% was used for valuing the in-process research and development projects. Other intangible assets consisted of assembled workforce and cost in excess of net assets acquired. The purchased software, assembled workforce and cost in excess of net assets acquired are being amortized on a straight-line basis over five, six and five years, respectively.

     The Company plans to integrate the technology and methodology into its entire product and service lines to deliver repeatable, defined business solutions to its customers. The first of two projects was to migrate all of the Company's existing business solution processes to the process management toolset. This project was estimated to cost $500,000. The integration of the Company's existing business solution processes is substantially complete as of December 31, 1998 and did cost approximately $500,000. The second project was the re-design, development and testing necessary to migrate the underlying process management tool from 16-bit architecture to 32-bit architecture in order to integrate the tool with the Company's existing and planned products. This project was estimated to cost approximately $2.6 million and to be complete at the end of calendar 1999. Due to additional requirements identified, it is estimated that the project will now be completed in the Company's first fiscal quarter of 2001 and is estimated to cost approximately $4.1 million. The project is estimated to be approximately 15% complete at December 31, 1998.

     There is risk associated with the completion of any research and development project, however, management believes that there is a reasonable chance of completing these in-process projects. The Company cannot be assured that either of the in-process projects will meet with technological or commercial success. Operating results are subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors. Thus there can be no assurance that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated (see also Special Note on Forward-Looking Statements).

    If the research and development projects are not completed as planned, the sales and profitability of the Company may be adversely affected in future periods. The failure of any particular individual in-process project would not materially impact the Company's financial condition, results of operations or cash flows.

    The aggregate cost of the acquisition consisted of the following (in thousands):

           Cash...............................................     $ 6,000
           Assumption of liabilities and acquisition costs....         885
                                                                   -------
                  Total.......................................     $ 6,885
                                                                   =======

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

     Revenue is recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Accordingly, revenue from software licenses is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer or a purchase order from a reseller after receipt of an executed reseller agreement and any remaining obligations under the license agreement are insignificant. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the second year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized generally as related services are provided. Professional services do not involve significant customization, modification or production of the licensed software.

     In the first quarter of fiscal 1999, the Company established and began implementing a restructuring program designed to refocus the Company on its core business and to reduce its operating expenses. The Company recorded a pre-tax restructuring charge of $4.8 million in the first quarter of fiscal 1999. This restructuring charge covered $3.1 million for severance and related costs for a reduction in workforce of approximately 10% of the Company's 550 employees worldwide; $800,000 for office consolidation costs including leasehold termination payments and other facility exit costs for certain offices worldwide which were unrelated to the Company's core business; and $900,000 for the write down of intangible assets which had become impaired as determined by a net realizable value test based on future forecasted revenues. The Company expects the restructuring program to be complete within 12 months.

     As of December 31, 1998, approximately 67 employees were separated from the Company and $1,127,000 in severance and related costs had been paid out or incurred.

     The discussion of results of operations for the six months ended December 31, 1998 below excludes the effect of this restructuring charge and a purchased in-process research and development charge of approximately $5.0 million pre-tax (See Note 2 of Notes to Consolidated Financial Statements) recorded in the first quarter of fiscal 1999. Excluding these special charges, net income for the first six months of fiscal 1999 was $752,000, or $.04 per share, compared to net income of $8,801,000 or $0.45 per share diluted, in the same quarter a year ago. Including these charges, the loss for the first six months of fiscal 1999 was $5,620,000, or $.30 per share.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

REVENUES

     Total revenues were $29,687,000 for the second quarter of fiscal 1999, an increase of 5% from $28,174,000 for the second quarter of fiscal 1998. Software license fees were $13,738,000 in the second quarter of fiscal 1999, a decrease of 18% from $16,690,000 in the second quarter of fiscal 1998. Software license fees decreased both domestically and internationally primarily as a result of the slow down in the demand for the Company's year 2000 mainframe software tools. However, the decline in mainframe license fees was partially offset by desktop license revenues from OnMark 2000, which were a significant portion of the Company's license revenue during the second quarter of fiscal 1999. There were no desktop license revenues in the second quarter of fiscal 1998, as OnMark 2000 was not released until the third quarter of fiscal 1998. The Company anticipates that desktop license revenues will continue to be a significant percentage of license revenues in the near term and, as a result, mainframe license revenues may continue to decrease year over year. The Company has announced its intention to refocus its efforts on its core business, which is assisting its customers with maintaining and modernizing their mission-critical applications.

     Maintenance fees were $8,849,000 in the second quarter of fiscal 1999, an increase of 25% from $7,103,000 in the second quarter of fiscal 1998. The increase was due to new software licenses, customer system upgrades and increases in the fees charged for annual maintenance. With the Company's entry into the desktop software market with the OnMark 2000 product line, it has experienced that a large number of OnMark customers do not purchase maintenance services. As a result, there could be some erosion in maintenance revenue growth to the extent that license sales of OnMark 2000 continue to grow as a percentage of revenues.

     Professional services fees were $7,091,000 in the second quarter of fiscal 1999, an increase of 63% from $4,343,000 in the second quarter of fiscal 1998. In late fiscal 1998, the Company refocused its efforts in the services area and began to offer a broad range of solutions. In addition to continuing to provide enablement services designed to assist customers to perform projects in-house, the Company refocused the services business to target large consulting projects and make its project management expertise available to customers to manage large application conversion or re-engineering projects. Management believes it is beginning to see the results of these efforts, with the increase in services revenue year over year. A significant portion of the Company's services fee revenue comes from year 2000 related projects, but with the Company's renewed focus on providing a broader range of solutions, management believes it is well positioned to assist customers in post year 2000 projects, such as application modernization. The Company is still in the process of implementing its refocused services strategy and there can be no assurance that these initial trends of services revenue increases will continue. The Company will continue to closely monitor its progress in this area from both a revenue generation and profitability standpoint.

COST OF REVENUES

     Cost of software license and maintenance fees, which includes royalties, cost of customer support and packaging and product documentation, was $4,606,000 in the second quarter of fiscal 1999, an increase of 68% from $2,746,000 in the second quarter of fiscal 1998. Gross margins on software license and maintenance fees decreased to 80% in the second quarter of fiscal 1999 compared to 88% in the second quarter of fiscal 1998. Management anticipates that the cost of license and maintenance fees will continue to increase and the gross margin will continue to decrease year over year due to increased sales of products requiring royalties to third parties. Royalty expenses increased 118% in the second quarter of fiscal 1999 compared to the same quarter in fiscal 1998. The increase in royalty expense is primarily due to sales of the OnMark 2000 product line, representing a significant portion of the second quarter of fiscal 1999 license sales, which require payments of royalties to third parties. Other factors contributing to the increase in cost of software license and maintenance fees and decline in margins included increases in the number of customer support personnel and their related costs, increased salaries and outside consultant costs, and amortization of the purchased research and development from the January 1998 EraSoft Technologies, Inc. acquisition and the July 1998 Systemhouse product acquisition (See Note 2 of Notes to Consolidated Financial Statements).

     Cost of professional services fees, which consists principally of personnel costs, third party subcontracting costs, and other costs related to the professional services business, was $6,107,000 in the second quarter of fiscal 1999, an increase of 41% from $4,327,000 in the second quarter of fiscal 1998. The gross margin for professional services was 14% in the second quarter of fiscal 1999 compared to breakeven in the second quarter of fiscal 1998. The increase in expenses was primarily a result of additional subcontractor costs to support the increase in revenues, primarily from large consulting projects. Management expects that the use of subcontractors will continue in order to staff large projects. The cost increase was offset in part by lower salaries and related costs as internal services headcount declined year over year. Internal consulting services staff decreased during fiscal 1998, when the Company used the enablement services model, which required less internal staff. However, the Company's new services strategy requires additional investment in internal headcount during the remainder of fiscal 1999. The increase in margins is primarily the result of increased focus on profitability and the changes in the services business model.

SALES AND MARKETING

     Sales and marketing expenses, which consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel, were $11,239,000 in the second quarter of fiscal 1999, an increase of 14% from $9,866,000 in the second quarter of fiscal 1998. This increase is attributable primarily to an increase in personnel and the associated costs, higher salaries and commissions, increased marketing and promotion costs. Sales and marketing expenses as a percentage of total revenues was 38% in the second quarter of fiscal 1999 and 35% in the second quarter of 1998. This increase is due primarily to the decline in revenues year over year and the increase in marketing costs.

RESEARCH AND DEVELOPMENT

     Research and development expenditures consist primarily of personnel costs of the research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and third-party development costs. Research and development expenditures were $3,768,000 in the second quarter of fiscal 1999, compared to $3,285,000 in the second quarter of fiscal 1998. Research and development expenses increased 15% year over year. Research and development expenses included approximately $480,000 in charges for third-party development during the second quarter of fiscal 1999. No third-party development costs were incurred in the second quarter for fiscal 1998. Excluding these charges, research and development charges are flat year over year primarily due to the decrease in personnel as a result of the reduction in force announced in the first quarter of fiscal 1999. This reduction lowered research and development salaries and wages and third-party consultant costs down to fiscal 1998 levels. However, lower recruiting and relocation costs were offset by higher costs of mainframe usage and increased depreciation expense related to new hardware and software purchased for development. As a percentage of total revenues, research and development costs were 13% in the second quarter of fiscal 1999 compared to 12% for the same period in fiscal 1998. The increase in research and development cost as a percentage of revenue is primarily due to the third-party development costs.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems and other administrative functions of the Company. General and administrative expenses were $2,477,000 in the second quarter of fiscal 1999, compared to $1,864,000 in the second quarter of fiscal 1998. General and administrative expenses increased 33% year over year. This increase is a result of additional administrative personnel and their related costs, general salary increases and amortization of intangibles related to the EraSoft and Systemhouse acquisitions. As a percentage of total revenues, general and administrative expenses were 8% in the second quarter of fiscal 1999 compared to 7% in the second quarter of fiscal 1998. This increase is primarily due to the overall increase in administrative personnel.

INCOME TAX BENEFIT/PROVISION

     The Company's effective tax rate was 35% in the second quarter of fiscal 1999, compared to 34%, for the same period in fiscal 1998.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

REVENUES

     Total revenues were $55,010,000 for the first six months of fiscal 1999, an increase of 1% from $54,236,000 for the first six months of fiscal 1998. Software license fees were $23,473,000 in the first six months of fiscal 1999, a decrease of 22% from $30,208,000 in the first six months of fiscal 1998. Software license fees decreased both domestically and internationally primarily as a result of the slow down in the demand for the Company's year 2000 mainframe software tools in addition to slow desktop license revenues from OnMark 2000 sales in the first quarter of fiscal 1999. There were no desktop license revenues in the first six months of fiscal 1998, as OnMark 2000 was not released until the third quarter of fiscal 1998. The Company anticipates that desktop license revenues will continue to be a significant percentage of license revenues in the near term and, as a result, mainframe license revenues may continue to decrease year over year.

     Maintenance fees were $17,142,000 in the first six months of fiscal 1999, an increase of 23% from $13,987,000 in the first six months of fiscal 1998. The increase was due to new software licenses, customer system upgrades and increases in the fees charged for annual maintenance. With the Company's entry into the desktop software market with the OnMark 2000 product line, it has experienced that a large number of OnMark customers do not purchase maintenance services. As a result, there could be some erosion in maintenance revenue growth to the extent that license sales of OnMark 2000 continue to grow as a percentage of revenues.

     Professional services fees were $14,379,000 in the first six months of fiscal 1999, an increase of 44% from $9,962,000 in the first six months of fiscal 1998. Management believes it is beginning to see the results of its refocus on the services business and broader services offerings, with the increase in services revenue year over year. A significant portion of the

Company's services fee revenue comes from year 2000 related projects, but with the Company's renewed focus on providing a broader range of solutions, management believes it is well positioned to assist customers in post year 2000 projects, such as application modernization. The Company is still in the process of implementing its refocused services strategy and there can be no assurance that these initial trends of increased services revenue will continue. The Company will continue to closely monitor its progress in this area from both a revenue generation and profitability standpoint.

COST OF REVENUES

     Cost of software license and maintenance fees was $8,355,000 in the first six months of fiscal 1999, an increase of 85% from $4,522,000 in the first six months of fiscal 1998. Gross margins on software license and maintenance fees decreased to 79% in the first six months of fiscal 1999 compared to 90% in the first six months of fiscal 1998. Management anticipates that the cost of license and maintenance fees will continue to increase and the gross margin will continue to decrease year over year due to increased sales of products requiring royalties to third parties. Royalty expenses increased 140% in the first six months of fiscal 1999 compared to the same quarter in fiscal 1998. The increase in royalty expense is primarily due to sales of the OnMark 2000 product line, representing a significant portion of the first six months of fiscal 1999 license fees, which require payments of royalties to third parties. Other factors contributing to the increase in cost of software license and maintenance fees and decline in margins, included increases in the number of customer support personnel and their related costs, increased salaries, amortization of the purchased research and development from the January 1998 EraSoft Technologies, Inc. acquisition and the July 1998 Systemhouse product acquisition (See Note 2 of Notes to Consolidated Financial Statements) and increased OnMark 2000 related costs, including outside consultants to provide customer support and product documentation and packaging.

     Cost of professional services fees was $12,099,000 in the first six months of fiscal 1999, an increase of 33% from $9,092,000 in the first six months of fiscal 1998. The gross margin for professional services was 16% in the first six months of fiscal 1999 compared to 9% in the first six months of fiscal 1998. The increase in expenses was primarily a result of additional subcontractor costs to support the increase in revenues, primarily from large consulting projects. Management expects that the use of subcontractors will continue in order to staff large projects. The cost increase was offset in part by lower salaries and related costs as internal services headcount declined year over year. Internal consulting services staff decreased during fiscal 1998, when the Company used the enablement services model, which required less internal staff. However, the Company's new services strategy requires additional investment in internal headcount during the remainder of fiscal 1999. The margin improvement is primarily the result of increased focus on profitability and the changes in the services business model.

SALES AND MARKETING

     Sales and marketing expenses were $22,344,000 in the first six months of fiscal 1999, an increase of 16% from $19,187,000 in the first six months of fiscal 1998. This increase is attributable primarily to an increase in personnel and the associated costs, higher salaries, increased travel, marketing and promotion costs and a $1.0 million bad debt provision. These increases were offset in part by decreases in commissions and bonuses due to the decrease in license revenues. Sales and marketing expenses as a percentage of total revenues was 41% in the first six months of fiscal 1999 and 35% in the first six months of 1998. This increase is due primarily to the decline in total revenues year over year.

RESEARCH AND DEVELOPMENT

     Research and development expenditures were $8,222,000 in the first six months of fiscal 1999, compared to $6,103,000 in the first six months of fiscal 1998. Research and development expenses increased 35% year over year. Research and development expenses included approximately $1,474,000 in charges for third-party development of certain technologies acquired during the first six months of fiscal 1999 (See Note 2 of Notes to Consolidated Financial
Statements). This increase also was due to the increase in research and development personnel and salary increases prior to the reduction in force announced in the first quarter of fiscal 1999. This reduction lowered research and development salaries and wages and third-party consultant costs down to fiscal 1998 levels. As a percentage of total revenues, research and development costs were 15% in the first six months of fiscal 1999 compared to 11% for the same period in fiscal 1998. The increase in research and development cost as a percentage of revenue is primarily due to the overall decrease in revenues year over year and the third-party development costs.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $5,139,000 in the first six months of fiscal 1999, compared to $3,902,000 in the first six months of fiscal 1998. General and administrative expenses increased 32% year over year. This increase is a result of additional administrative personnel and their related costs, general salary increases and amortization of intangibles related to the EraSoft and Systemhouse acquisitions, offset by lower legal and consulting fees. As a percentage of total revenues, general and administrative expenses were 9% in the first six months of fiscal 1999 compared to 7% in the first six months of fiscal 1998. This increase is primarily due to the overall decrease in revenues year over year and the additional personnel costs.

INCOME TAX BENEFIT/PROVISION

     The Company's effective tax rate was 35% in the first six months of fiscal 1999, compared to 34%, for the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had cash and cash equivalents and investments of $79,271,000, representing a decrease of $24,334,000 from $103,605,000 at June 30, 1998. The decrease is primarily a result of the cost of the Systemhouse acquisition (See Note 2 of Notes to Consolidated Financial Statements), cash used in operations and the share purchases under the Company's stock repurchase program.

     The Company's net cash used in operating activities for the first six months of fiscal 1999 was $4,543,000 compared to cash provided by operations of $4,833,000 for the first six months of fiscal 1998. Net cash used in operations for the first six months of fiscal 1999 was composed primarily of the net loss and a net decrease in working capital offset by non-cash charges for the purchased in-process research and development charge, the restructuring charge and depreciation and amortization. For the first six months of fiscal 1998, net cash provided from operations was comprised primarily of net income and non-cash adjustments and a net increase in working capital.

     The Company's investing activities provided cash of $2,874,000 and used cash of $59,829,000, in the first six months of fiscal 1999 and 1998, respectively. In fiscal 1999, cash was provided by investment maturities offset by the purchase of investments, the Systemhouse acquisition and the purchase of furniture, fixtures and equipment. In fiscal 1998, the primary use of cash was for investment purchases.

     The Company's financing activities used cash of $11,252,000 and provided cash of $77,076,000 in the first six months of fiscal 1999 and 1998, respectively. In fiscal 1999, cash was used for the purchase of 1,356,500 shares of treasury stock through the Company's stock repurchase program. In fiscal 1998, cash was primarily provided by the completion of the Company's public offering of common stock net of payments for offering costs.

     As of December 31, 1998, the Company did not have any material commitments for capital expenditures. For the remainder of fiscal 1999, the Company anticipates capital expenditures of approximately $3.1 million, of which $1.0 million is estimated to be spent for completion of two internal software systems projects and the remainder is for computer hardware and software to continue to update the Company's network infrastructure. As of December 31, 1998, the Company had repurchased 1,491,500 shares of its common stock of the 1,500,000 shares authorized by the Board of the Directors. In January 1999, the Board of Directors authorized the purchase of an additional 1,000,000 shares, subject to a continuing evaluation of market conditions.

     The Company expects that its existing working capital will be sufficient for the foreseeable future to meet its capital and liquidity needs for existing operations and general corporate purposes, as well as the addition of direct sales and services personnel, strategic marketing initiatives, and potential acquisitions of products, technologies and businesses.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars except in Italy and Spain, where they are denominated in lira and pesetas, respectively. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $122,000 from foreign currency fluctuations in the six months ended December 31, 1998.

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

INTERNAL OPERATING SYSTEMS

     The Company has completed its assessment of all of its major internal operating systems (including non-IT assets) and is continuing to monitor any new additions to its internal operating systems for year 2000 compliance. As a result of such assessment and because of changing business requirements as well, the Company is currently installing new enterprise-wide systems relating to the Company's accounting and customer relationship management needs, each of which has been warranted by the vendor to be year 2000 compliant. To date, the Company has incurred approximately $3.0 million in costs of the $6.5 million budgeted by the Company for these two projects. The customer support and order processing portions of the customer relationship management system are currently up and operational, on a worldwide basis, as of December 31, 1998. Work on this project continues, with plans to add new functionality and integration between components within the system, but the previous non-year 2000 compliant customer relationship management systems have already been replaced. The business needs of the Company required that the installation of the new accounting system be implemented in several phases. The Company expects the first phase, which will include the installation of an upgraded and year 2000 compliant system, to be completed by June 30, 1999. The Company is also reviewing its desktop year 2000 concerns, which include software packages and PC hardware. The Company is using its own product suite, OnMark 2000, to assess its desktop concerns. The Company expects this assessment to be completed by June 30, 1999, and anticipates that all required remediation and testing of its internal operating systems for year 2000 compliance will be completed by October 31, 1999. If the Company's major internal operating systems are not year 2000 compliant in a timely manner, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

VENDORS, FACILITIES AND OTHER THIRD PARTIES

     The Company continues to evaluate the year 2000 readiness of its material vendors, facilities and distributors and resellers with respect to IT, as well as non-IT, assets. The Company has forwarded questionnaires to many of its material vendors, distributors and resellers, is checking information made publicly available by these parties and is evaluating responses on a case-by-case basis. The Company will place the emphasis of its vendor review on its primary vendors, such as payroll services, computer services and phone systems. The Company has also started to assess the year 2000 readiness of each of its facilities. As part of this assessment, the Company is contacting each of the landlords of its primary office locations to determine (i) the status of year 2000 compliance at each property, (ii) contingency plans at each property in the event that the year 2000 compliance issues are not resolved on a timely basis and (iii) associated costs of year 2000 compliance that may affect the Company. In the event that the Company's distributors and resellers are not year 2000 compliant in a timely manner, the Company could experience material adverse consequences with respect to the marketing and sale of its products and, as a result, the Company's business, results of operations and financial condition would be materially and adversely affected. If the Company's major vendors or facilities are not year 2000 compliant in a timely manner, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems.

PRODUCTS

     The Company's development of products and technology is accomplished through (i) in-house development, and (ii) acquisition or license from third parties. The Company has completed and continues to evaluate and update its assessment of all of its internally developed and third-party developed products for year 2000 readiness, and believes that all of such products have been designed to satisfy the Company's year 2000 specifications. The Company now provides information on its Web page to update customers and other interested parties on the year 2000 status of its software products. As part of its ongoing evaluation, the Company has developed an internal project plan that contemplates the re-testing of its software products pursuant to a methodology designed specifically for the purpose of detecting year 2000 errors. Actual testing is scheduled to begin in February and is currently estimated to be completed in July. The Company will continue to monitor and test newly developed or acquired products for year 2000 compliance. In the event that any of the Company's developed or acquired products are not year 2000 compliant in a timely manner, the Company's sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and the

Company's business, results of operations and financial condition would be materially and adversely affected.

CONTINGENCY PLANS

     To date, the Company has not completed its contingency plans in the event that its internal operating systems, vendors, facilities, distributors, resellers or products, or any other components of its business operations, fail to operate in compliance with the year 2000 century date change. The Company expects to develop its contingency plans by June 30, 1999.

BUDGET FOR YEAR 2000 COMPLIANCE PROJECT

     The Company has budgeted approximately $7.6 million for its year 2000 compliance program and has incurred approximately $3.2 of these expenses to date. These costs include internal staff to the extent they are dedicated to the project, a portion of which are expensed in the Company's general and administrative expenses line item and the remainder are expensed in its research and development expenses line item. The Company started incurring these expenses in 1995, when the Company first began the assessment and remediation of internally developed products, and expenses are expected to continue through fiscal year 2000. A very large portion of this budget, $6.5 million of the $7.6 million budgeted, represents the cost of designing and implementing both the new customer relationship management and accounting systems. The Company decided to replace these systems several years ago primarily because of business requirements, but the replacement also served the purpose of eliminating two major systems that would otherwise have had to be remediated and tested to become year 2000 compliant. As a result, the costs of these new systems has been included in the year 2000 compliance budget for purposes of this disclosure. The estimated costs of the Company's year 2000 compliance program have not had and are not expected to have a material effect on the Company's financial position, results of operations or liquidity. However, there can be no assurance that the Company will not experience material adverse consequences in the event that the Company's year 2000 compliance program is not successful or its vendors, facilities, distributors or resellers are unable to resolve their year 2000 compliance issues in a timely manner.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on November 18, 1998. The stockholders of the Company voted on and approved the following proposals:

     1. Election of directors:

     The election of five directors, each to serve until the next Annual Meeting of Stockholders and until his successor has been elected and qualified.

                        NAME                  FOR            AGAINST
                        ----                  ---            -------
                  John J. Barry III        15,416,637       1,695,122
                  Alexander S. Kuli        15,422,017       1,689,742
                  J. David Parrish         15,421,642       1,690,117
                  Arthur C. Patterson      15,425,498       1,686,261
                  Steven D. Whiteman       15,405,123       1,706,636

     2. Approval of amendments to the Viasoft, Inc. 1997 Equity Incentive Plan to increase the number of shares that may be issued pursuant to future grants of awards under the 1997 Plan by 850,000 shares.

                   FOR             AGAINST       WITHHELD         NON-VOTE
                   ---             -------       --------         --------
                5,112,803         4,061,731       62,510          7,874,715

     3. Approval of an amendment to Viasoft, Inc.'s Employee Stock Purchase Plan to increase the number of shares that may be issued under the Purchase Plan by an additional 400,000 shares.

                   FOR             AGAINST       WITHHELD         NON-VOTE
                   ---             -------       --------         --------
                6,436,681         2,742,178       58,185          7,874,715

     4. Ratification of the selection of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending June 30, 1999.

                   FOR             AGAINST       WITHHELD
                   ---             -------       --------
               16,435,214          615,605        60,940

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          NUMBER                                 DESCRIPTION

         10.1(1)(2)   Form of Outside  Director Stock Option Agreement between
                      Viasoft, Inc. and each of its outside directors.

         10.2(1)(2)   Confidential Severance Agreement between Viasoft, Inc. and
                      Robert K. Young.

         10.3(1)(2)   Confidential Severance Agreement between Viasoft, Inc. and
                      Abbott H. Ezrilov.

         10.4(1)(2)   Confidential Severance Agreement between Viasoft, Inc. and
                      Jean-Luc Guy Valente.

         10.5(1)(2)   Confidential Severance and Consulting Agreement between
                      Viasoft, Inc. and Kevin M. Hickey.

         11(1) Computation of Earnings Per Share for the three and six month periods ended December 31, 1998 and 1997.

         27(1)        Financial Data Schedule


     (b)  REPORTS ON FORM 8-K

          None



(1)  Filed herewith.
(2)  Management contract or compensation plan or arrangement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Viasoft, Inc.



Date: February 12, 1999                     By /s/ Steven D. Whiteman
                                              -----------------------------
                                                   Steven D. Whiteman
                                                   President


Date: February 12, 1999                     By /s/ Mark R. Schonau
                                              -----------------------------
                                                   Mark R. Schonau
                                                   Chief Financial Officer