Form 10-Q
period 1999-03-31
VIASOFT INC /DE/
filed 1999-05-17
CIK 935418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-Q
                              ---------------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 1999, there were 17,885,028 outstanding shares of Common Stock, par value $.001 per share, of Viasoft, Inc.

                         VIASOFT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of March 31, 1999
             and June 30, 1998                                               3

             Consolidated Statements of Operations for the three
             and nine months ended March 31, 1999 and 1998                   4

             Consolidated Statements of Cash Flows for the nine
             months ended March 31, 1999 and 1998                            5

             Consolidated Statements of Comprehensive Income
             for the three and nine months ended March 31, 1999              6

             Notes to Consolidated Financial Statements                      7

     Item 2. Management's Discussion and Analysis of Consolidated
             Financial Condition and Results of Operations                   9

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                               18

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                        MARCH 31,      JUNE 30,
                                                          1999          1998
                                                        ---------     ---------
                               ASSETS                  (unaudited)
Current assets:
  Cash and cash equivalents                             $  29,545     $  37,809
  Investments, at amortized cost                           54,180        63,294
  Accounts receivable (less allowance
   for doubtful accounts of $784 and
   $815, respectively)                                     25,600        33,227
  Prepaid expenses and other                                4,450         7,774
                                                        ---------     ---------
      Total current assets                                113,775       142,104
                                                        ---------     ---------

Furniture and equipment, net                                9,205         7,609
                                                        ---------     ---------
Other assets:
  Investments, at amortized cost                            3,198         2,502
  Intangible assets, net                                    7,626         6,751
  Other                                                     5,701         3,411
                                                        ---------     ---------
      Total other assets                                   16,525        12,664
                                                        ---------     ---------
      Total assets                                      $ 139,505     $ 162,377
                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $   2,255     $   1,733
  Accrued compensation                                      2,653         4,390
  Accrued income taxes payable                              1,578         5,113
  Other accrued expenses                                   13,673        13,768
  Deferred revenue                                         20,760        20,843
                                                        ---------     ---------
      Total current liabilities                            40,919        45,847
                                                        ---------     ---------
Deferred revenue, recognized after one year                   297           542
                                                        ---------     ---------
Other long term liabilities                                   112           130
                                                        ---------     ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued or outstanding                 --            --
  Common stock, $.001 par value, 24,000,000 shares
   authorized, 19,456,133 shares issued at both
   March 31, 1999 and June 30, 1998, respectively              19            19
  Capital in excess of par value                          123,578       125,626
  Common stock subscriptions receivable                       (31)          (31)
  Accumulated deficit                                     (12,129)       (6,995)
  Cumulative translation adjustment                          (604)         (580)
  Treasury stock, at cost, 1,558,558 and 135,000
   shares at March 31, 1999 and June 30, 1998,
   respectively                                           (12,656)       (2,181)
                                                        ---------     ---------
      Total stockholders' equity                           98,177       115,858
                                                        ---------     ---------
      Total liabilities and stockholders' equity        $ 139,505     $ 162,377
                                                        =========     =========

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    MARCH 31,                  MARCH 31,
                                             ----------------------      ----------------------
                                               1999          1998          1999          1998
                                             --------      --------      --------      --------
Revenue:
  Software license fees                      $ 10,693      $ 14,720      $ 34,166      $ 44,928
  Maintenance fees                              8,407         7,216        25,549        21,203
  Professional services fees                    6,693         4,865        21,072        14,827
  Other                                            15             4            31            83
                                             --------      --------      --------      --------
      Total revenue                            25,808        26,805        80,818        81,041
                                             --------      --------      --------      --------
Operating expenses:
  Cost of software license and
    maintenance fees                            3,785         3,509        12,140         8,031
  Cost of professional services fees            5,965         4,203        18,064        13,295
  Sales and marketing                           9,987        10,989        32,331        30,176
  Write-off of purchased in-process
    research and development                       --         7,240         5,013         7,240
  Research and development                      2,933         6,600        11,155        12,703
  General and administrative                    2,823         1,892         7,962         5,794
  Restructuring charge                             --            --         4,790            --
                                             --------      --------      --------      --------
      Total operating expenses                 25,493        34,433        91,455        77,239
                                             --------      --------      --------      --------

Income (loss) from operations                     315        (7,628)      (10,637)        3,802
                                             --------      --------      --------      --------
Other income (expense):
  Interest income                                 987         1,443         3,405         3,494
  Interest expense                                 --            --            (2)           (1)
  Other income (expense), net                    (555)          (79)         (658)         (159)
                                             --------      --------      --------      --------
      Total other income (expense)                432         1,364         2,745         3,334
                                             --------      --------      --------      --------

Income (loss) before income taxes                 747        (6,264)       (7,892)        7,136
  Income tax (benefit)/provision                  260        (2,128)       (2,759)        2,471
                                             --------      --------      --------      --------
Net income (loss)                            $    487      $ (4,136)     $ (5,133)     $  4,665
                                             ========      ========      ========      ========

Basic earnings (loss) per common share       $   0.03      $  (0.21)     $  (0.28)     $   0.25
                                             ========      ========      ========      ========
Weighted average number of common shares
 outstanding                                   18,054        19,371        18,443        18,875
                                             ========      ========      ========      ========
Diluted earnings (loss) per common and
 common share equivalent                     $   0.03      $  (0.21)     $  (0.28)     $   0.24
                                             ========      ========      ========      ========
Weighted average number of common and
 common share equivalents outstanding          18,195        19,371        18,443        19,747
                                             ========      ========      ========      ========

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                           NINE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Operating activities:
Net income (loss)                                        $ (5,133)     $  4,665
                                                         --------      --------
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities -
  Write-off of purchased in-process research
   and development                                          5,013         7,240
  Restructuring charge                                      4,780            --
  Depreciation and amortization                             4,123         2,468
Changes in operating assets and liabilities net of
 effect of business acquired:
  (Increase) decrease in accounts receivable                7,627        (4,377)
  (Increase) decrease in prepaid expenses and other         3,572        (3,504)
  (Increase) decrease in other assets                      (3,190)          540
  Decrease in accrued income taxes                         (3,535)       (1,343)
  Increase (decrease) in accounts payable and other
   accrued expenses                                        (4,136)        1,673
  Increase (decrease) in accrued compensation              (1,737)          308
  Increase (decrease) in deferred revenue                    (345)        1,345
                                                         --------      --------
      Total adjustments                                    12,172         4,350
                                                         --------      --------
         Net cash provided by operating activities          7,039         9,015
                                                         --------      --------
INVESTING ACTIVITIES:
  Capital expenditures                                     (4,300)       (4,219)
  Cash paid for business, net of cash acquired             (6,625)       (7,314)
  Cash paid for customer list                                  --          (530)
  Purchase of investments                                 (65,206)      (98,549)
  Investment maturities                                    73,375        42,169
                                                         --------      --------
         Net cash used in investing activities             (2,756)      (68,443)
                                                         --------      --------
FINANCING ACTIVITIES:
  Purchase of treasury stock                              (13,359)           --
  Sale of treasury stock                                      836            --
  Payments received on common stock subscriptions
   receivable                                                  --            24
  Proceeds from issuance of common stock                       --        80,648
  Payments for offering costs                                  --          (747)
                                                         --------      --------
         Net cash (used in) provided by financing
          activities                                      (12,523)       79,925
                                                         --------      --------

Effect of exchange rate changes on cash                       (24)         (160)
                                                         --------      --------
Net increase (decrease) in cash and cash equivalents       (8,264)       20,337
Cash and cash equivalents, beginning period                37,809         8,501
                                                         --------      --------
Cash and cash equivalents, end of period                 $ 29,545      $ 28,838
                                                         ========      ========
Supplemental cash flow information:
  Income taxes paid                                      $  3,755      $  2,375
  Disqualifying dispositions                                   --         2,696

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)



                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                               MARCH 31,            MARCH 31,
                                                 1999                1999
                                          ------------------   -----------------

Net income (loss)                               $ 487              $(5,133)

Other comprehensive income, net of tax
 Foreign currency translation adjustments        (276)                 (16)
                                                -----              -------

Comprehensive income (loss)                     $ 211              $(5,149)
                                                =====              =======


  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Viasoft, Inc. and its wholly-owned subsidiaries ("Viasoft" or the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine month periods ended March 31, 1999 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

     EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which supersedes Accounting Principles Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. Shares issuable upon the exercise of employee stock options that are considered anti-dilutive are not included in the weighted average number of common and common share equivalents outstanding.

2. ACQUISITIONS AND LICENSING AGREEMENTS

    SHL SYSTEMHOUSE CO. ("SYSTEMHOUSE")

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

     The Company originally planned to integrate the technology and methodology into its entire product and service lines to deliver repeatable, defined business solutions to its customers. The first of two projects was to migrate all of the Company's existing business solution processes to the process management toolset. This project was estimated to cost $500,000. The integration of the Company's existing business solution processes was substantially complete as of December 31, 1998 and did cost approximately $500,000. The second project was the re-design, development and testing necessary to migrate the underlying process management tool from 16-bit architecture to 32-bit architecture in order to integrate the tool with the Company's existing and planned products. This project was estimated to cost approximately $2.6 million and to be complete at the end of calendar 1999.

     In  connection  with the  Company's  reorganization  and change in business model, the plans for this product, Visual Process, are currently being reevaluated. During the fourth quarter of fiscal 1999, the Company will finalize future plans for the product and will determine the value of the assets, if any, based on the new plan for the product. There is risk associated with the completion of any research and development project. The Company cannot be assured that either of the in-process projects will meet with technological or commercial success. If the research and development projects are not completed, the sales and profitability of the Company may be adversely affected in future periods. The failure of any particular individual in-process project would not materially impact the Company's financial condition, results of operations or cash flows.

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

     The terms of the agreement with EraSoft provide for additional consideration to be paid if the revenue from licenses of EraSoft's products exceeds certain targeted levels between the date of the acquisition and June 30, 2000. In addition, the former stockholders of EraSoft will also receive additional consideration based on revenue from EraSoft products licensed during the period from the acquisition date to June 30, 2000. Additional consideration will be paid in cash and recorded as an adjustment to cost in excess of net assets acquired when earned and will be amortized either using the revenue ratio or straight-line method through June 30, 2000, whichever results in the greater amount of amortization during the period. In the third quarter of fiscal 1999, the first of targeted license revenue levels was achieved and additional consideration of $625,000 was paid to the former stockholders.

     LICENSING AGREEMENTS

     As  part  of  the  Company's   strategy  to  enter  into  the  desktop  and
client/server arena, the Company entered into license agreements with several software companies in the second quarter of fiscal 1998 and January, 1998 for the rights to distribute additional desktop software tools. The Company made payments to these companies for development of the software tools in accordance with the Company's requirements as set out in the agreements. Payments were made based on the effective date of each agreement and delivery and acceptance of the different versions of the products, all of which occurred during the Company's fiscal third quarter ended March 31, 1998. The Company expensed these payments, approximately $3.2 million, as research and development during the quarter ended March 31, 1998. In addition, the Company pays royalties to each software vendor based upon sales activity as set out in the agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     OVERVIEW

     The Company derives its revenues primarily from software license fees, software maintenance fees and professional services fees. The Company's software is licensed primarily to Global 5000 companies and similarly-sized business and governmental organizations worldwide. Professional services are provided in conjunction with software products and are also provided separately to similar large organizations. The Company's products and services are marketed through its domestic and international direct sales organizations, through a number of foreign independent distributors located in Europe, the Far East, South Africa and Latin America, and through a reseller channel established during the third quarter of fiscal 1998 primarily to sell the OnMark 2000 product line.

     Revenue is recognized in accordance with Statement of Position 97-2 and SOP 98-9, "Software Revenue Recognition." Accordingly, revenue from software licenses is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer or an executed purchase order from a reseller after receipt of an signed reseller agreement and any remaining obligations under the license agreement are determined to be insignificant. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized generally as related services are provided. Professional services do not involve significant customization, modification or production of the licensed software.

     RESTRUCTURING

     In the first quarter of fiscal 1999, the Company established and began the implementation of a cost reduction and restructuring plan for the purpose of aligning expenses with a decrease in forecasted revenues and to allow the business to invest in its non-year 2000 solutions. In April 1999, the Company announced a reorganization of its operations to transition the business to a solutions-driven model focused on e-business enablement. The Company also announced further cost reductions in connection with its ongoing restructuring plan, including an additional reduction in force of approximately 20%.

     As part of the reorganization, the Company has increased its investment in its professional services organization by creating a dedicated sales force and regionalizing delivery. The domestic sales organization was reorganized to better support sales of e-business solutions and enhance support of existing customers. The development organization was realigned to focus on two areas: developing technology to support e-business enablement services and enhancing the value of Viasoft core products for existing customers.

     In the first quarter, the pre-tax restructuring charge taken was $4.8 million. This restructuring charge covered $3.1 million for severance and related costs for a reduction in workforce of approximately 10% of the Company's 550 employees worldwide; $800,000 for office consolidation costs including leasehold termination payments and other facility exit costs for certain offices worldwide which were unrelated to the Company's core business; and $900,000 for the write down of intangible assets which had become impaired as determined by a net realizable value test based on future forecasted revenues. As of March 31, 1999, approximately 74 employees were separated from the Company and $1,631,000 in severance and related costs had been paid out or incurred related to the first quarter charge. Approximately $27,000 had been used for office consolidation costs as of March 31, 1999.

     The Company anticipates taking a charge of approximately $9.0 to $9.5 million in the fourth quarter of fiscal 1999 in connection with its April reorganization. This charge will relate to severance for a reduction in workforce of approximately 20% of its 500 employees worldwide, a writedown in accordance with SFAS No. 121 of certain long-lived assets based on the net present value of future cash flows which became impaired as a result of the Company's transition to its new business model, a writedown of certain capitalized software which was determined to be impaired through a net realizable value test based on future forecasted revenues also as a result of the Company's transition to its new business model and additional facility exit costs.

     The discussion of results of operations for the nine months ended March 31, 1999 below excludes the effect of these restructuring charges and a purchased in-process research and development charge of approximately $5.0 million pre-tax (See Note 2 of Notes to Consolidated Financial Statements) recorded in the first quarter of fiscal 1999.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

     REVENUES

     Total revenues were $25,808,000 for the third quarter of fiscal 1999, a decrease of 4% from $26,805,000 for the third quarter of fiscal 1998. Software license fees were $10,693,000 in the third quarter of fiscal 1999, a decrease of 27% from $14,720,000 in the third quarter of fiscal 1998. Software license fees decreased as a result of the worldwide slow down in demand for the Company's year 2000 mainframe software tools. In addition, license revenue from OnMark 2000, the Company's desktop year 2000 software tool, declined year over year in the domestic marketplace. OnMark 2000 sales were up in the third quarter of fiscal 1999 compared to the same period in fiscal 1998 in the international marketplace  primarily  because  it  was  released  on a  limited  basis  to the international market in the third quarter of fiscal 1998. The Company anticipates that desktop license revenues will continue to be a significant percentage of license revenues in the near term and, as a result, mainframe license revenues may continue to decrease year over year. The Company also anticipates that OnMark 2000 license revenues will decline domestically and internationally as the millennium draws near.

     Maintenance fees were $8,407,000 in the third quarter of fiscal 1999, an increase of 17% from $7,216,000 in the third quarter of fiscal 1998. The increase was due to new software licenses, increases in the fees charged for annual maintenance, and customer system upgrades. With the Company's entry into the desktop software market with the OnMark 2000 product line, it has experienced that a large number of OnMark customers do not purchase maintenance services. As a result, the Company anticipates a continued slowing in maintenance revenue growth to the extent that license sales of OnMark 2000 continue to remain a significant percentage of revenues.

     Professional services fees were $6,693,000 in the third quarter of fiscal 1999, an increase of 38% from $4,865,000 in the third quarter of fiscal 1998. The growth in professional services fee revenue is a result of the Company's decision in late fiscal 1998 to move from providing only enablement services to offering a broader range of solutions, including large-scale projects. Professional services fee revenue has increased year over year but has decreased on a consecutive quarter basis over the past two quarters. The Company made several significant changes to its services business in the recent reorganization and management believes it may experience weakness in professional services fee revenue and margins as it transitions to this new business model. The Company will continue to closely monitor its progress in this area from both a revenue generation and profitability standpoint.

     COST OF REVENUES

     Cost of software license and maintenance fees, which includes royalties, cost of customer support and packaging and product documentation, was $3,785,000 in the third quarter of fiscal 1999, an increase of 8% from $3,509,000 in the third quarter of fiscal 1998. The cost of license and maintenance fees increased due to increases in the number of customer support personnel and their related costs, higher salaries and outside consultant costs, and amortization of the purchased research and development from the January 1998 EraSoft acquisition and the July 1998 Systemhouse product acquisition (See Note 2 of Notes to
Consolidated Financial Statements). Gross margins on software license and maintenance fees decreased to 80% in the third quarter of fiscal 1999 compared to 84% in the third quarter of fiscal 1998. The gross margin decreased due to increased sales of products requiring royalties to third parties, primarily OnMark, as well as the decrease in revenues.

     Cost of professional services fees, which consists principally of personnel costs, third party subcontracting costs, and other costs related to the professional services business, was $5,965,000 in the third quarter of fiscal 1999, an increase of 42% from $4,203,000 in the third quarter of fiscal 1998. Management expects that the use of subcontractors will continue within the new business model in order to staff large projects. The cost increase was offset in part by lower salaries and related costs as internal services headcount declined year over year. The gross margin for professional services was 11% in the third quarter of fiscal 1999 compared to 14% in the third quarter of fiscal 1998. The increase in expenses was primarily a result of additional subcontractor costs to support the increase in revenues, primarily from large consulting projects. The decrease in margins is primarily the result of certain non-profitable solutions which were discontinued as part of the Company's reorganization. Going forward, the Company's new solution driven business model requires additional investment in internal headcount and infrastructure during the remainder of fiscal 1999 and into fiscal 2000.

     SALES AND MARKETING

     Sales and marketing expenses, which consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel, were $9,987,000 in the third quarter of fiscal 1999, an decrease of 9% from $10,989,000 in the third quarter of fiscal 1998. Sales and marketing expenses as a percentage of total revenues was 39% in the third quarter of fiscal 1999 and 41% in the third quarter of 1998. These decreases are attributable primarily to a decrease in sales and marketing personnel and the associated costs, lower marketing and promotion costs, and lower reseller commissions offset by an increase in sales training costs.

     RESEARCH AND DEVELOPMENT

     Research and development expenditures consist primarily of personnel costs of the research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and third-party development costs. Research and development expenditures were $2,933,000 in the third quarter of fiscal 1999, compared to $6,600,000 in the third quarter of fiscal 1998. As a percentage of total revenues, research and development costs were 11% in the third quarter of fiscal 1999 compared to 25% for the same period in fiscal 1998. In the third quarter of fiscal 1998, the company incurred $3.2 million in third party development costs related to the OnMark product (see note 2 to the Consolidated Financial Statements). There were no third-party development costs in the third quarter of fiscal 1999. To a lesser extent, the decrease was also a result of a reduced number of employees and all the related costs as a result of the reduction in force announced in the first quarter of fiscal 1999. This reduction was partially offset by additional third-party contractor costs.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems and other administrative functions of the Company. General and administrative expenses were $2,823,000 in the third quarter of fiscal 1999, compared to $1,892,000 in the third quarter of fiscal 1998. General and administrative expenses increased 49% year over year. As a percentage of total revenues, general and administrative expenses were 11% in the third quarter of fiscal 1999 compared to 7% in the third quarter of fiscal 1998. These increases are a result of additional administrative personnel and their related costs, general salary increases and amortization of intangibles related to the EraSoft and Systemhouse acquisitions.

     OTHER INCOME(EXPENSE)

     Other income was $432,000 in the third quarter of fiscal 1999 compared to $1,364,000 in the same period in fiscal 1998. The decrease is a result of the decline in interest income from lower investment balances and interest rates compared to the same period a year ago as well as foreign exchange losses incurred due to the dollar strengthening against European currencies.

     INCOME TAX BENEFIT/PROVISION

     The Company's effective tax rate was 35% in the third quarter of fiscal 1999, compared to 34%, for the same period in fiscal 1998.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

     REVENUES

     Total revenues were $80,818,000 for the first nine months of fiscal 1999 as compared to $81,041,000 for the first nine months of fiscal 1998. Software license fees were $34,166,000 in the first nine months of fiscal 1999, a decrease of 24% from $44,928,000 in the first nine months of fiscal 1998. The decrease in software license fees for the year related to the slow down in the worldwide demand for the Company's year 2000 mainframe software tools. Sales of the Company's desktop product, OnMark 2000, which was released in the third quarter of fiscal 1998, has partially replaced the lost revenues from mainframe sales and represents a significant percentage of license revenues. The Company anticipates that desktop license revenues will continue to be a significant percentage of license revenues in the near term and, as a result, mainframe license revenues may continue to decrease year over year. The Company also anticipates that OnMark 2000 license revenues will continue to decline domestically and internationally as the millennium draws near.

     Maintenance fees were $25,549,000 in the first nine months of fiscal 1999, an increase of 20% from $21,203,000 in the first nine months of fiscal 1998. The increase was due to new software licenses, increases in the fees charged for annual maintenance and customer system upgrades. With the Company's entry into the desktop software market with the OnMark 2000 product line, it has experienced that a large number of OnMark customers do not purchase maintenance services. As a result, there could be some erosion in maintenance revenue growth to the extent that license sales of OnMark 2000 continue to grow as a percentage of revenues.

     Professional  services  fees were  $21,071,000  in the first nine months of fiscal 1999, an increase of 42% from $14,827,000 in the first nine months of fiscal 1998. The growth in professional services fee revenue is a result of the Company's decision in late fiscal 1998 to move from providing only enablement services to offering a broader range of solutions, including large-scale projects. Professional services fee revenue has increased year over year but has decreased on a consecutive quarter basis over the past two quarters. The Company made several significant changes to its services business in the recent reorganization and management believes it may experience weakness in professional services fee revenue and margins as it transitions to this new business model. The Company will continue to closely monitor its progress in this area from both a revenue generation and profitability standpoint.

     COST OF REVENUES

     Cost of software license and maintenance fees was $12,140,000 in the first nine months of fiscal 1999, an increase of 51% from $8,031,000 in the first nine months of fiscal 1998. Gross margins on software license and maintenance fees decreased to 80% in the first nine months of fiscal 1999 compared to 88% in the first nine months of fiscal 1998. Management anticipates that the cost of license and maintenance fees will continue to increase and the gross margin will continue to decrease year over year as long as sales of products requiring royalties to third parties, primarily OnMark 2000, continue to represent a significant portion of license fee revenue. Royalty expenses in the first nine months of fiscal 1999 increased 64% over the same period in fiscal 1998 primarily due to the increase in sales of the OnMark 2000 product line as a percentage of total license sales. Other factors contributing to the increase in cost of software license and maintenance fees and decline in margins, included increases in the number of customer support personnel and their related costs, increased salaries, amortization of the purchased research and development from the January 1998 EraSoft acquisition and the July 1998 Systemhouse product acquisition (See Note 2 of Notes to Consolidated Financial Statements) and increased OnMark 2000 related costs, including outside consultants to provide customer support and product documentation and packaging.

     Cost of professional services fees was $18,064,000 in the first nine months of fiscal 1999, an increase of 36% from $13,295,000 in the first nine months of fiscal 1998. The increase in expenses was primarily a result of additional subcontractor costs to support the increase in revenues, primarily from large consulting projects. Management expects that the use of subcontractors will continue within the new business model in order to staff large projects. The cost increase was offset in part by lower salaries and related costs as internal services headcount declined year over year. The gross margin for professional services was 14% in the first nine months of fiscal 1999 compared to 10% in the first nine months of fiscal 1998. The increase in margins is primarily the result of the renewed focus by management on profitability and the completion of a non-profitable large fixed fee completed contract late in fiscal 1998. Going forward, the Company's new solution driven business model requires additional investment in internal headcount and infrastructure during the remainder of fiscal 1999 and into fiscal 2000.

     SALES AND MARKETING

     Sales and marketing expenses were $32,331,000 in the first nine months of fiscal 1999, an increase of 7% from $30,176,000 in the first nine months of fiscal 1998. This increase is attributable primarily to an increase in personnel and the associated costs, higher salaries, a $1.0 million bad debt provision and increased marketing and promotion costs. These increases were offset in part by decreases in commissions and bonuses due to the decrease in license revenues. Sales and marketing expenses as a percentage of total revenues was 40% in the first nine months of fiscal 1999 and 37% in the first nine months of 1998. This increase is due primarily to the increase in costs noted above.

     RESEARCH AND DEVELOPMENT

     Research and development expenditures were $11,155,000 in the first nine months of fiscal 1999, compared to $12,703,000 in the first nine months of fiscal 1998. Research and development expenses decreased 12% year over year. As a percentage of total revenues, research and development costs were 14% in the first nine months of fiscal 1999 compared to 16% for the same period in fiscal 1998. In fiscal 1998, the Company paid $3.2 million for purchased third-party development of certain technologies acquired for the OnMark 2000 product line (See Note 2 of Notes to Consolidated Financial Statements). Third-party development charges in the same period of fiscal 1999 were significantly lower than those incurred in fiscal 1998. The decreases noted above were also a result of lower bonuses and recruiting costs offset by increases in salaries and the cost of third-party consultants.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $7,962,000 in the first nine months of fiscal 1999, compared to $5,794,000 in the first nine months of fiscal 1998. General and administrative expenses increased 37% year over year. This increase is a result of additional administrative personnel and their related costs, general salary increases and amortization of intangibles related to the EraSoft and Systemhouse acquisitions. As a percentage of total revenues, general and administrative expenses were 10% in the first nine months of fiscal 1999 compared to 7% in the first nine months of fiscal 1998. This increase is primarily due to the overall decrease in revenues year over year and the additional personnel costs.

     OTHER INCOME(EXPENSE)

     Other income was $2,745,000 in the first nine months of fiscal 1999 compared to $3,334,000 in the same period in fiscal 1998. The decrease is a result of foreign exchange losses incurred due to the dollar strengthening against European currencies.

     INCOME TAX BENEFIT/PROVISION

     The Company's effective tax rate was 35% in the first nine months of fiscal 1999, compared to 35%, for the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had cash and cash equivalents and investments of $86,923,000, representing a decrease of $16,682,000 from $103,605,000 at June 30, 1998. The decrease is primarily a result of the cost of the share purchases under the Company's stock repurchase program and the Systemhouse acquisition (See Note 2 of Notes to Consolidated Financial Statements).

     The Company's net cash provided by operating activities for the first nine months of fiscal 1999 was $7,039,000 compared to cash provided by operations of $9,015,000 for the first nine months of fiscal 1998. Net cash provided by operations for the first nine months of fiscal 1999 was composed primarily of the non-cash charges for the purchased in-process research and development charge, the restructuring charge and depreciation and amortization offset by the net loss for the year and a net decrease in working capital. For the first nine months of fiscal 1998, net cash provided from operations was comprised primarily of net income and non-cash adjustments offset by a net decrease in working capital.

     The Company's investing activities used cash of $2,756,000 and $68,443,000, in the first nine months of fiscal 1999 and 1998, respectively. In fiscal 1999, cash was used for investment and capital purchases and payments for the acquisition of the Systemhouse and Erasoft businesses offset by cash provided by investment maturities. In fiscal 1998, the primary use of cash was for investment purchases and cash paid for the Erasoft acquisition (see Note 2 to the Consolidated Financial Statements).

     The Company's financing activities used cash of $12,523,000 and provided cash of $79,925,000 in the first nine months of fiscal 1999 and 1998, respectively. In fiscal 1999, cash was used for the purchase of 1,625,000 shares of treasury stock through the Company's stock repurchase program. In fiscal 1998, cash was primarily provided by the completion of the Company's public offering of common stock net of payments for offering costs.

     As of March 31, 1999, the Company did not have any material commitments for capital expenditures. For the remainder of fiscal 1999, the Company anticipates capital expenditures of approximately $700,000, of which $200,000 is estimated to be spent for two internal software systems projects and the remainder is for computer hardware and software to continue to update the Company's network infrastructure. As of March 31, 1999, the Company had repurchased 1,760,000 shares of its common stock of the 2,500,000 shares authorized by the Board of the Directors.

     The Company expects that its existing working capital will be sufficient for the foreseeable future to meet its capital and liquidity needs for existing operations and general corporate purposes, as well as the addition of services personnel, strategic marketing initiatives, and potential acquisitions of products, technologies and businesses.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars except in Italy and Spain, where they are denominated in lira and pesetas, respectively. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $587,000 from foreign currency fluctuations in the nine months ended March 31, 1999, primarily due to the strength of the US dollar as compared to certain European currencies.

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

     INTERNAL OPERATING SYSTEMS

     The Company has completed its assessment of all of its major internal operating systems (including non-IT assets) and is continuing to monitor any new additions to its internal operating systems for year 2000 compliance. As a result of such assessment and because of changing business requirements as well, the Company is currently installing new enterprise-wide systems relating to the Company's accounting and customer relationship management needs, each of which has been warranted by the vendor to be year 2000 compliant. The customer support and order processing portions of the customer relationship management system are currently up and operational, on a worldwide basis, as of December 31, 1998. Work on this project continues, with plans to add new functionality and integration between components within the system, but the previous non-year 2000 compliant customer relationship management systems have already been replaced. The business needs of the Company required that the installation of the new accounting system be implemented in several phases. The Company expects the first phase, which will include the installation of an upgraded and year 2000 compliant system, to be completed by June 30, 1999. The Company is also reviewing its desktop year 2000 concerns, which include software packages and PC hardware. The Company is using its own product suite, OnMark 2000, to assess its desktop concerns. The Company expects this assessment to be completed by June 30, 1999. The Company anticipates that all required remediation and testing of its internal operating systems for year 2000 compliance will be completed by October 31, 1999. If the Company's major internal operating systems are not year 2000 compliant in a timely manner, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

     VENDORS, FACILITIES AND OTHER THIRD PARTIES

     The Company continues to evaluate the year 2000 readiness of its material vendors, facilities and distributors and resellers with respect to IT, as well as non-IT, assets. The Company has forwarded questionnaires to many of its material vendors, its primary office locations, distributors and resellers, is checking information made publicly available by these parties and is evaluating responses on a case-by-case basis. The Company will place the emphasis of its vendor review on its primary vendors, such as payroll services, computer services and phone systems and principal office locations. In the event that the Company's distributors and resellers are not year 2000 compliant in a timely manner, the Company could experience material adverse consequences with respect to the marketing and sale of its products and, as a result, the Company's business, results of operations and financial condition would be materially and adversely affected. If the Company's major vendors or facilities are not year 2000 compliant in a timely manner, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems.

     PRODUCTS

     The Company's development of products and technology is accomplished through (i) in-house development, and (ii) acquisition or license from third parties. The Company continues to evaluate and update its assessment of all of its internally developed and third-party developed products for year 2000 readiness, and believes that all of such products have been designed to satisfy the Company's year 2000 specifications. The Company now provides information on its Web page to update customers and other interested parties on the year 2000 status of its software products. As part of its ongoing evaluation, the Company has developed an internal project plan that contemplates the re-testing of its software products pursuant to a methodology designed specifically for the purpose of detecting year 2000 errors. Actual testing began in March and is currently estimated to be completed in July. The Company will continue to monitor and test newly developed or acquired products for year 2000 compliance. In the event that any of the Company's developed or acquired products are not year 2000 compliant in a timely manner, the Company's sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and the Company's business, results of operations and financial condition would be materially and adversely affected.

     CONTINGENCY PLANS

     To date, the Company has not completed its contingency plans in the event that its internal operating systems, vendors, facilities, distributors, resellers or products, or any other components of its business operations, fail to operate in compliance with the year 2000 century date change. The Company expects to develop its preliminary contingency plans by July 31, 1999 and expects to be in a position to finalize those plans and begin implementation, if required, by October 31, 1999.

     BUDGET FOR YEAR 2000 COMPLIANCE PROJECT

     The Company has budgeted approximately $6.7 million for its year 2000 compliance program and has incurred approximately $4.9 million of these expenses to date. These costs include internal staff to the extent they are dedicated to the project, a portion of which are expensed in the Company's general and administrative expenses line item and the remainder are expensed in its research and development expenses line item. The Company started incurring these expenses in 1995, when the Company first began the assessment and remediation of internally developed products, and expenses are expected to continue through fiscal year 2000.

     The Company revised its year 2000 compliance budget during the third quarter, of fiscal 1999, primarily to reflect changes in its implementation plan for new customer relationship management and accounting systems. The cost of designing and implementing both of these systems represents a very large portion of the year 2000 compliance budget: $4.6 million of the $6.7 million budgeted. The Company decided to replace these systems several years ago primarily because of business requirements, but the replacement also served the purpose of eliminating two major systems that would otherwise have had to be remediated and tested to become year 2000 compliant. As a result, the costs of these new systems has been included in the year 2000 compliance budget for purposes of this disclosure. The revision made to the budget during the third quarter adjusted the cost of the customer management system to include the cost of designing and implementing the customer support and order processing portion of the system, which is the portion that replaced the prior noncompliant system, but excludes the cost of implementing additional sales management functionality and integration between components and systems. These additional costs will begin in the fourth quarter of fiscal 1999. A similar revision was made to the year 2000 compliance budget with respect to the new accounting system. The costs of the upgrade to a year 2000 compliant system have been included in the year 2000 compliance budget, but the costs of additional functionality and integration, which will be implemented over the next nine months, have been excluded. The budget was also revised to reflect additional staffing for the overall management of the year 2000 compliance program and the testing of its software products, as well as increases to the estimated costs of replacing or remediating noncompliant desktop software packages and network equipment. The net effect of the changes made to the year 2000 budget in the third quarter was a decrease of $0.9 million. The company will continue to adjust the budget on a quarterly basis as its year 2000 compliance program progresses.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS FORM 10-Q CONTAINS EXPRESS OR IMPLIED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES
EXCHANGE ACT OF 1934, AS AMENDED, AND THE COMPANY INTENDS THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS CREATED THEREBY. INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE THOSE STATEMENTS IN "YEAR 2000 CONSIDERATIONS" REGARDING THE COMPANY'S PLANS AND EXPECTATIONS RELATING TO THE COMPANY'S YEAR 2000 COMPLIANCE. ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME IN FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN ITS PRESS RELEASES, QUARTERLY CONFERENCE CALLS OR OTHERWISE. THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "FORECASTS", "PROJECTS", "PLANS", "ESTIMATES" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE OR OPERATIONS AND SPEAK ONLY AS OF THE DATE THE STATEMENTS ARE MADE. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH STATEMENTS. FACTORS THAT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S DEPENDENCE ON THE
YEAR 2000 CENTURY DATE CONVERSION MARKET, BOTH MAINFRAME AND DESKTOP, AND DEPENDENCE ON ITS ESW PRIMARY PRODUCT LINE, THE VOLATILITY OF THE COMPANY'S COMMON STOCK PRICE, FLUCTUATIONS IN REVENUES AND OPERATING RESULTS, FLUCTUATIONS IN MARKET DEMAND AND PRODUCT MIX, THE COMPANY'S ABILITY TO MANAGE CHANGES IN ITS PROFESSIONAL SERVICES BUSINESS AND RISKS ASSOCIATED WITH A PROFESSIONAL SERVICES BUSINESS, INCLUDING VOLATILITY OF WORKLOAD, ABILITY TO SUCCESSFULLY MANAGE CONSULTING PROJECTS, PROPER ALLOCATION OF RESOURCES AND HIRING, TRAINING AND RETAINING QUALIFIED PERSONNEL, RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS INCLUDING LONGER PAYMENT CYCLES AND EXCHANGE RATE FLUCTUATIONS, THE COMPANY'S ABILITY TO MANAGE RAPID CHANGE IN ITS BUSINESS AND INDUSTRY, THE COMPANY'S ABILITY TO ENHANCE EXISTING PRODUCTS AND DEVELOP OR ACQUIRE NEW PRODUCTS AND TECHNOLOGY TO KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND EVOLVING INDUSTRY STANDARDS AND TO RESPOND TO CHANGES IN CUSTOMER NEEDS, THE COMPANY'S ABILITY TO IDENTIFY, COMPLETE, MANAGE AND INTEGRATE ACQUISITIONS OF BUSINESSES, PRODUCTS AND TECHNOLOGIES, CHARGES, COSTS AND UNCERTAINTIES RELATED TO ACQUISITIONS, INTENSE COMPETITION IN THE COMPANY'S MARKETS, THE PERFORMANCE OF THE COMPANY'S DISTRIBUTORS AND RESELLERS, THE COMPANY'S DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL AND INCREASING COMPETITION TO ATTRACT SKILLED PERSONNEL, THE ADEQUACY OF THE COMPANY'S PROGRAM TO ADDRESS YEAR 2000 COMPLIANCE ISSUES AND GENERAL ECONOMIC AND BUSINESS CONDITIONS, AS WELL AS FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-Q, IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998 AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          NUMBER                             DESCRIPTION
          ------                             -----------

            11 Computation of Earnings Per Share for the three and nine month periods ended March 31, 1999 and 1998

            27          Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              Viasoft, Inc.



Date: May 13, 1999                            By /s/ Steven D. Whiteman
                                                -------------------------------
                                                     Steven D. Whiteman
                                                     President


Date: May 13, 1999                            By /s/ Mark R. Schonau
                                                -------------------------------
                                                     Mark R. Schonau
                                                     Chief Financial Officer