Form 10-K
period 1999-06-30
VIASOFT INC /DE/
filed 1999-09-28
CIK 935418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At August 31, 1999, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $153,696,259 based upon the closing sale price of the common stock on such date, as reported on The Nasdaq Stock Market.

    At August 31, 1999, the number of shares of common stock outstanding was 17,948,880.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                  VIASOFT, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
  PART I

  Item 1.              Business                                                                              1
  Item 2.              Properties                                                                           18
  Item 3.              Legal Proceedings                                                                    18
  Item 4.              Submission of Matters to a Vote of Security Holders                                  19

  PART II

  Item 5.              Market for the Registrant's Common Stock
                          and Related Stockholder Matters                                                   19
  Item 6.              Selected Consolidated Financial Data                                                 21
  Item 7.              Management's Discussion and Analysis of Consolidated Financial
                          Condition and Results of Operations                                               24
  Item 8.              Consolidated Financial Statements and Supplementary Data                             34
  Item 9.              Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosures                                                         34

  PART III

  Item 10.             Directors and Executive Officers of the Registrant                                   34
  Item 11.             Executive Compensation                                                               36
  Item 12.             Security Ownership of Certain Beneficial Owners and Management                       47
  Item 13.             Certain Relationships and Related Transactions                                       49

  PART IV

  Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K                      49

  SIGNATURES                                                                                                52

  FINANCIAL STATEMENTS                                                                                     F-1



    Analytical Engine(TM), Application Knowledge Repository(TM), AutoChange(TM), Bridge(TM), Enterprise Portfolio Manager(TM), EPM(TM), ESW(R), ESW 2000(TM), Existing Systems Workbench(R), Fileconverter for Euro(TM), Independent Verification and Validation(SM), IV&V(SM), OnMark(TM), OnMark 2000(TM), Rochade(TM), Viasoft(R), Viasoft Alliance(TM), Viasoft Encore(TM), Viasoft Enterprise 2000(R), Viasoft Estimate(TM), Viasoft FastPath 2000(SM), Viasoft Insight(TM), Viasoft Insourcing(R), Viasoft Legacy Transitions(SM), Viasoft Renaissance(TM), Viasoft SmartDoc(TM), Viasoft SmartEdit(TM), Viasoft SmartQuest(TM), Viasoft SmartTest(TM), Viasoft ValidDate(TM), Visual Process(TM) and Visual Recap(TM) are trademarks and service marks of the Company. This report also includes trade names, trademarks and references to intellectual property owned by other companies.

                                     PART I

ITEM 1.  BUSINESS

    Viasoft, Inc., a Delaware corporation ("Viasoft" or the "Company"), provides business solutions that help organizations worldwide understand, manage, evolve, reuse, transition and modernize mission-critical applications that support their fundamental business processes. The Company provides these business solutions through integrated software products and specialized professional consulting services.

PROPOSED ACQUISITION OF VIASOFT BY COMPUWARE

     On July 15, 1999, Viasoft and Compuware Corporation ("Compuware") announced the execution of a merger agreement providing for Compuware to acquire Viasoft through a cash tender offer followed by a merger ("Merger"). As contemplated by the merger agreement, on July 22, 1999, a wholly-owned subsidiary of Compuware, CV Acquisition, Inc., offered to purchase all outstanding shares of Viasoft's Common Stock for $9.00 per share ("Offer Price") on the terms and conditions of an Offer to Purchase submitted to the Viasoft shareholders. Following completion of the tender offer and subject to satisfaction of certain conditions, CV Acquisition, Inc. will be merged into Viasoft, with Viasoft surviving as a wholly-owned subsidiary of Compuware. This offer had an original expiration date of August 19, 1999, which subsequently was extended to September 20, 1999 and has now been extended to October 12, 1999. The expiration date may be further extended by CV Acquisition, Inc.

     Consummation of the tender offer is subject to certain conditions, including the condition that at least a majority of the shares of Viasoft Common Stock outstanding on a fully diluted basis are tendered and not withdrawn. Consummation of the tender offer is also subject to the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act. On August 3, 1999, both Viasoft and Compuware received requests for additional information and documents from the Antitrust Division of the Department of Justice ("DOJ") in connection with its review of the companies' Hart-Scott-Rodino filings. As a result of these information requests, Compuware has extended the tender offer twice - from August 19, 1999 to September 20, 1999, and then from September 20, 1999 to October 12, 1999 - to allow sufficient time to comply with the information requests and to allow the Department of Justice time to complete its investigation.

     Compuware announced on September 20, 1999, that approximately 13,839,981 shares, or 77%, of the outstanding Viasoft Common Stock had been validly tendered and not withdrawn pursuant to the tender offer, based upon the latest count of tendered shares. Subject to the satisfaction of certain conditions, the acquisition of Viasoft by Compuware is expected to be completed during the fourth calendar quarter of 1999. See "Factors That May Affect Future Results - Risks Associated with Proposed Acquisition by Compuware," "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and Note 1 of the Consolidated Financial Statements.

OVERVIEW

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

    Viasoft's overall strategy is to provide products and consulting services to support the application modernization needs of large organizations worldwide. Over the years, Viasoft has come to thoroughly understand mission-critical applications: how they are put together, and how to extract the business value from them. The Company's business solutions are designed to assist customers in cost effectively leveraging their investment and business value within existing systems by managing applications and data; adding proven, repeatable processes to development and maintenance initiatives; improving the quality of the applications and assisting in specialized and complex redevelopment initiatives. In April 1999, the Company announced a reorganization of its operations to transition the business to a solutions-driven model focused on e-business enablement and accordingly developed plans to grow its services business. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Restructuring."

    Viasoft was founded in 1983 under the name Software Renovation Technology as a California corporation. In 1986, the Company changed its name to Viasoft, Inc. and reincorporated in Delaware. The Company's executive offices are located at 3033 North 44th Street, Phoenix, Arizona 85018, and its telephone number is
(602) 952-0050.

VIASOFT PRODUCTS

    Viasoft offers a range of products that support its application modernization strategy. These products enable organizations to understand, manage, evolve, reuse, transition and modernize their existing mission-critical enterprise applications. The Company's primary product lines include the Existing Systems Workbench ("ESW"), a comprehensive, integrated toolset that enables the management of existing systems; OnMark 2000, a suite of tools for the desktop and client/server year 2000 century date conversion; Rochade, an enterprise repository environment and the Company is continuing to develop an e-Business Solutions product line, a set of tools designed to simplify the integration of new technologies with traditional systems.

THE EXISTING SYSTEMS WORKBENCH

    The Existing Systems Workbench ("ESW") is an integrated suite of software tools built around two core technologies, the Analytical Engine and the Application Knowledge Repository. ESW products are available as a complete suite or as individual products that address each phase of the existing applications maintenance and redevelopment life-cycle.

    The Analytical Engine extracts and builds comprehensive information on programs and applications, including overall structure, logic, data and control flow, data definitions and usage, cross references, interface information, standards exceptions, system metrics and business functions. This information is automatically stored in the Application Knowledge Repository, which makes the information immediately available for use with all ESW products. The Analytical Engine and Application Knowledge Repository support an integrated suite of products with a common look and feel that enables management of multi-task projects without interruption and eliminates the need to switch between different vendors' products for separate tasks. The Analytical Engine and Application Knowledge Repository technology was designed to promote integration and extensibility.

    Each component product of ESW is described briefly below:

    VIASOFT ALLIANCE: APPLICATION UNDERSTANDING. Alliance is designed to determine the scope of an application and the number of changes required to deliver a specified enhancement by analyzing different components of an application and revealing the interrelationships between these components. Alliance is also used to plan and estimate maintenance, enhancement and redevelopment projects and to facilitate projects involving file or database conversions, enabling and populating repositories or integrating new applications and packaged software.

    VISUAL RECAP: PORTFOLIO ANALYSIS AND REPORTING. Visual Recap is the decision support component of ESW. Visual Recap allows information systems managers to measure and gauge objectively the quality, complexity and business value of applications and programs by providing industry-accepted measurements and standards, including automation of the counting of function points.

    VIASOFT INSIGHT: PROGRAM UNDERSTANDING. Insight automates the process of analyzing and understanding complex COBOL logic. Insight is designed to enable users to automate routine maintenance tasks and allow programmers to assess the impact of changes, estimate the time changes will take and determine the level of difficulty involved in making proposed changes.

    VIASOFT SMARTEDIT: CODE CHANGE. SmartEdit is designed to provide automated, COBOL-intelligent change facilities and automatic syntax checking in the MVS operating system's editing environment. SmartEdit automatically identifies program components directly and indirectly related to a proposed program change.

    VIASOFT SMARTTEST: CODE TESTING. SmartTest is designed to promote speed and accuracy in code testing and debugging. SmartTest is designed to analyze a program's structure, data relationships and execution paths and reveal both the locations and the underlying causes of bugs and structural problems in program code. SmartTest is also designed to allow programmers to monitor and change program logic, data values and memory interactively from within the test session, and automatically apply COBOL changes to the source code without recompiling.

    VIASOFT SMARTDOC: PROGRAM DOCUMENTATION. SmartDoc is designed to synthesize comprehensive program information directly from the source code and organize it into convenient reports, graphical charts and listings. SmartDoc provides advanced source listings, program structure charts, enhanced data cross-reference reports, control flow and data flow information and a variety of industry-accepted software metrics concerning complexity, architecture and software quality.

    VIASOFT RENAISSANCE: PROGRAM RE-ENGINEERING. Renaissance is designed to isolate and extract specific business functions from a program, such as reports, calculations, computational variables, input/output definitions and transactions and generate compilable, executable programs or modules. The results provided by Renaissance assist in reuse of existing COBOL code, enabling customers to build libraries of reusable and shared code for new development, modularization or redevelopment projects. In addition, re-engineered programs or modules can be transferred to different platforms as part of a system conversion or client/server implementation.

    VIASOFT SMARTQUEST. The SmartQuest products are automated fault diagnosis tools that intercept abends, pinpoint problems and present the failure information to programmers in a readable format. Each of the SmartQuest products, SmartQuest for CICS and SmartQuest for Batch, supports the COBOL, Assembler and PL/I mainframe environments. SmartQuest does not currently share the Analytical Engine and Application Knowledge Repository with the other components of ESW. The Company currently plans to begin work in fiscal 2000 to integrate SmartQuest into ESW.

    Along with the component products of ESW, the Company has developed and acquired complementary products to address the specialized redevelopment needs of year 2000 and Euro conversions. These products can be purchased separately, but are marketed by Viasoft with varying component products of ESW as ESW 2000 and ESW for Euro. These products are described briefly below:

    BRIDGE PRODUCTS. Viasoft has bridging technology based on a windowing technique to support large conversion projects. The primary benefits of bridging include the protection of data integrity, speed in the conversion process and preservation of historical data, among others. Viasoft markets customized options of its Bridge product for both year 2000 and Euro conversions.

    VIASOFT ESTIMATE. Estimate is a tool for analyzing and assessing the size of the programming effort required for large-scale program conversions, such as year 2000 date conversions that require location of date fields, currency fields and specific numerical or other fields.

    VIASOFT AUTOCHANGE. AutoChange is an interactive tool that guides the user through the process of changing large quantities of source code on an automated basis. AutoChange allows the user to assign a conversion strategy to each impacted data item in the conversion set and automatically apply the desired changes to the source code. It also provides audit and reporting capabilities so the user may monitor the status of program changes that have been made. Viasoft offers a separate Euro option that customizes the product for Euro conversion projects.

    VIASOFT VALIDDATE. ValidDate tests the manner in which programs will respond to future dates without altering the operating system. ValidDate provides an alternate, running clock that allows the user to monitor run times for programs with simulated dates. ValidDate also provides a logging facility, which enables the user to audit the programs run through the ValidDate testing.

    VIASOFT EUROCONVERTER AND FILECONVERTER FOR EURO. EuroConverter and FileConverter for Euro are tools designed to automate and manage the Euro conversion project on an enterprise-wide basis.

    TESTING PRODUCTS FOR YEAR 2000 AND EURO CONVERSIONS. To extend its testing capabilities for these specialized redevelopment initiatives, Viasoft entered into remarketing and reseller agreements with Software Recording Corporation d/b/a AutoTester, Inc., to market Viasoft AutoTest, a testing automation tool, and with Serena Software International to resell several testing products, including Comparex and StarTool. Sales of these products have never been material. Both of these agreements were terminated in the last six months and the Company no longer markets these products.

ONMARK 2000

    OnMark 2000 is an end-to-end solution designed to address each phase of year 2000 conversion for desktop and client/server applications. The OnMark 2000 product suite delivers a solution to address hardware, application and data-related year 2000 issues. The core product within the OnMark 2000 product suite, OnMark 2000 Assess, was acquired by the Company through its acquisition of EraSoft Technologies, Inc. ("EraSoft"). The Company also entered into license agreements with five software companies for the rights to distribute certain desktop software tools that complete the Company's OnMark 2000 product line. See "Product Development - Acquisitions and Strategic Relationships" and Note 2 of the Consolidated Financial Statements.

    Although revenue from the OnMark product line was significant in fiscal 1998 and 1999, the demand for these products has begun to decline significantly as the year 2000 approaches. See "Factors That May Affect Future Results - Dependence on Year 2000 Market" and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

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

    ONMARK 2000 ASSESS. OnMark 2000 Assess is a desktop risk assessment tool that determines the impact of the year 2000 change on PC hardware and software. OnMark 2000 Assess is designed to analyze hardware, software, source code, data files, databases and spreadsheets, including spreadsheets written in MS-Excel, Lotus 1-2-3 and Quattro Pro. This product shows the data that may require change for the year 2000 problem conversion and ranks areas of risk by severity level. It comes in the standard and server editions to accommodate a variety of year 2000 project approaches.

    ONMARK WEBCENTER. OnMark WebCenter is a web-based inventory, assessment, deployment and correction platform for desktop year 2000 projects. It provides all of the same functionality of OnMark 2000 Assess and allows end users to access the application and run an automatic year 2000 scan on their own PCs directly from a corporate intranet. The product provides education on the desktop year 2000 issues, and allows end users to register for the organization's desktop year 2000 project through an industry-standard browser.

    ONMARK 2000 FOR NETWORKS. OnMark 2000 for Networks is a year 2000 inventory and analysis tool for network devices such as routers, switches and hubs. The tool probes a network for all SNMP-managed devices, inventories them, and cross-matches the discovered devices with a year 2000 compliance database and produces a report to provide the basis of a corrective plan.

    ONMARK 2000 SURVEY. OnMark 2000 Survey performs an automated inventory of all of the personal computers in an organization's enterprise throughout the organization's corporate network. Customized year 2000 reports are generated to assist in measuring year 2000 compliance.

    ONMARK 2000 WORKBENCHES. The OnMark 2000 Workbenches are interactive workbenches that assist programmers in analyzing and remediating (i) spreadsheets written in MS-Excel, (ii) databases, forms, tables, queries, macros and embedded VBA code in MS-Assess, (iii) client/server applications written in C/C++, Visual Basic, PowerBuilder and UNIX Shell Scripts and (iv) databases and design templates in Lotus Notes.

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

    The Company is currently developing several enhancements to the Rochade repository technology that the Company believes increase the ease of use and extend the openness of the repository. These enhancements include XML support, and Model Designer, a new modeling tool that supports UML and the OIM.

E-BUSINESS SOLUTIONS

    In fiscal 1999, Viasoft introduced the first product, Enterprise Portfolio Manager ("EPM"), in its planned e-Business Solutions product line, a set of products designed to simplify the integration of new technologies with traditional applications for e-business advantage. The core technology supporting this product line is the integration of the Analytical Engine and Application Knowledge Repository of ESW with the Rochade enterprise repository.

    ENTERPRISE PORTFOLIO MANAGER. EPM is an inventory product that collects, consolidates and automatically identifies the relationships between different application components. It does this across a variety of languages and databases. EPM provides an integrated set of common facilities to query, navigate and manage the portfolio from a single point of control. EPM became generally available in January 1999.

    VIASOFT ENCORE. Encore is an application modernization product with facilities to enable customers to build reusable components from COBOL source code libraries, automating the separation of business logic, interface logic and database logic. Customers can use Encore with component-based development strategies, integration with ERP systems, such as SAP, and as a first step toward migrating to new technologies. This product is currently in development and is expected to become generally available in the Company's fiscal third quarter.

VIASOFT SERVICES

    In late fiscal 1998 and throughout fiscal 1999, management began to refocus its attention on professional services to move from providing only enablement services to offering a broader range of solutions, including managing large-scale enterprise application projects. The Company acquired the exclusive rights to market, sell and enhance a knowledge-driven process management tool, called Visual Process, and integrated the tool with all of its current service solutions. The Company no longer actively markets Visual Process as a separate product, but will continue to use it as a delivery vehicle for its services solutions. See Note 2 of the Consolidated Financial Statements and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

    In April 1999, the Company announced its intention to move toward a more solution-oriented business model focused on e-business enablement. The Company made several significant changes to its services business in the ensuing reorganization, including a restructuring of its sales force, discontinuing unprofitable solution lines, and expanding its solution offerings. Management believes it may experience weakness in professional services fee revenue and margins as it transitions to this new business model. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

    The Company's current service solution offerings are briefly described below:

YEAR 2000 REMEDIATION SERVICES

     During the past year, the large majority of services revenue came from year 2000-related projects. The Company continues to assist customers in the analysis, planning, conversion and testing required for a successful year 2000 conversion. Projects have included enterprise-wide conversions, application-specific conversions and assistance in desktop planning and remediation. The Company believes services revenue from year 2000-related projects will continue to decrease and will decline significantly after the year 2000. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

INDEPENDENT VERIFICATION AND VALIDATION

     The Independent Verification and Validation ("IV&V") service solution is designed to assess the risk of failure of applications modified for year 2000. IV&V includes a comprehensive evaluation of the conversion and testing activities performed to date. This assessment includes application inventory, impact analysis, code remediation, testing and production implementation planning. The IV&V solution combines process and year 2000 software tools to verify and validate year 2000 activities, document year 2000 readiness and facilitate follow-up activities and management awareness.

EURO IMPLEMENTATION

     Viasoft offers similar remediation services to customers dealing with Euro conversion projects. Through use of Viasoft's ESW for Euro product line and onsite professional services, Viasoft can assist customers addressing Euro conversion issues such as (i) handling currency conversion and triangulation,
(ii) changing decimal formats, (iii) changing field sizes in databases and files, (iv) rounding differences after currency conversions and (v) storing historical national currency values. Viasoft Euro solutions are designed to help enable IT organizations to manage dual-base currencies, move to a common European currency, and take advantage of strategic business opportunities.

APPLICATION MAINTENANCE

     Viasoft's core expertise is understanding complex applications. Viasoft can assist customers in performing application maintenance in two specific ways: insourcing and outsourcing. Viasoft Insourcing combines ESW technology with onsite professional services to help customers enable their own personnel to successfully implement enhanced, repeatable processes for maintenance and redevelopment of existing applications. Similarly, the Company offers customers the option to outsource this application maintenance work directly to Viasoft instead of using its own internal resources. Revenue from Application Maintenance projects was not material in fiscal 1999.

DATA WAREHOUSING MANAGEMENT

     Viasoft offers data warehouse management services, built on the Rochade repository environment, which are designed to make data more accessible to an organization's decision-makers, and reduce the time and cost of obtaining that data.

SYSTEM MODERNIZATION

     As customers adopt e-business strategies, Viasoft is designing service solutions to assist them in this important transition. Viasoft can assist customers through use of Viasoft technology and professional services, to integrate their existing applications with the functionality of the internet. Viasoft seeks to provide expertise to customers in legacy-to-Web integration, application and data rehosting, component-based development and re-engineering.

CUSTOMER SUPPORT

    The Company offers maintenance for each of its products, entitling the customer to receive technical support and advice, including problem resolution services, installation assistance, error corrections and any product enhancements released during the maintenance period. Under the Company's standard license agreements, maintenance is renewable on an annual basis, and is generally priced at a percentage of the then-current list price. While maintenance is provided without charge for the mainframe products during the first year, maintenance fees for personal computer products are charged from the outset of the contract. While most mainframe customers renew maintenance on an annual basis, a significant number of PC product customers do not purchase maintenance services from the Company. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations." In the fiscal years ended June 30, 1999, 1998 and 1997, maintenance fees represented approximately 32%, 25% and 25%, respectively, of the Company's total revenues. Maintenance and support services are provided primarily by telephone from the Company's Phoenix, Arizona, headquarters and its Westford, Massachusetts, office, as well as certain offices of the Company's international subsidiaries and distributors.

SALES, MARKETING AND DISTRIBUTION

    Viasoft markets its products and services principally to Global 5000 and similarly sized business and governmental organizations worldwide. The Company's sales efforts are implemented through its domestic and international direct sales organizations; through a number of foreign independent distributors located in Europe, the Far East, South Africa and Latin America; and through a reseller channel established during fiscal 1998 primarily to sell the OnMark 2000 product line.

DIRECT SALES

    The Company sells and supports its products and services in North America and portions of South America from its Phoenix, Arizona, headquarters and two primary field offices in the United States. As of June 30, 1999, the Company had 41 salespersons worldwide, including 12 located at the Company's headquarters and the United States field or home offices. These offices cover the territories of the United States and Canada. Internationally, the Company's subsidiary offices sell directly to customers primarily in Australia, Austria, Belgium, Canada, France, Germany, Luxembourg, the Netherlands, New Zealand, Switzerland and the United Kingdom.

INTERNATIONAL DISTRIBUTORS

    Viasoft markets its products to international customers both directly and through independent distributors. Distributors are authorized by Viasoft to license the Company's software products to end-users. In addition to its subsidiary offices, the Company markets Rochade and/or the ESW product line internationally in 28 countries through 12 independent distributors. To date, the Company has not offered significant professional services through its distributors.

ONMARK 2000 RESELLER CHANNEL

    Along with the direct marketing of OnMark 2000 products through the Company's domestic offices and international subsidiaries, the Company indirectly markets the OnMark 2000 product line worldwide through a reseller channel established during fiscal 1998, which includes master resellers, integrators and dealers. Master resellers are authorized by Viasoft to license the Company's OnMark 2000 products to dealers and end-users and, depending on the nature of the reseller's business, some are limited to a specific geographic area and some are worldwide. Integrators and dealers are authorized by Viasoft to license the Company's OnMark 2000 products to end-users. Integrators are typically limited to specific territories and dealers are typically assigned for administrative purposes to a particular master reseller. As of June 30, 1999, the Company had entered into agreements with 17 master resellers, 91 integrators and 78 dealers.

COMPETITION

PRODUCTS

    The market for the Company's software products is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products and product enhancements. Most of the Company's competitors and many potential competitors have substantially greater financial, marketing and technology resources than the Company. Major competitors for software product license sales include Allen Systems Group ("ASG"); Computer Associates International, Inc. and its recently acquired Platinum Technology unit ("CA"); Compuware; Crystal Systems Solutions ("Crystal Systems"); Cyrano, Inc. ("Cyrano"); International Business Machines Corporation ("IBM"); Merant Public Limited Company ("Merant"); Network Associates, Inc.; Sterling Software, Inc. ("Sterling Software") and WRQ, Inc. The Company believes that the principal factors affecting competition in its product markets include compatibility with customers' platforms and languages, product functionality, quality of support, product performance and reliability, ability to respond to changing customer needs, ease of use and price.

CONSULTING SERVICES

    The market for the types of professional services provided by the Company is also highly competitive. Major competitors of the Company's services business are primarily the consulting organizations of the Big Five accounting firms, as well as CA; Computer Horizons Corp.; Data Dimensions, Inc.; Electronic Data Systems Corporation; IBM's Global Services and Keane, Inc. Other system integrators and application outsourcers also compete to perform professional services competitive to Viasoft's solutions and position themselves as long-term business partners, able to lower an organization's staff and maintenance costs and improve control of information systems functions with well-established work practices. Many smaller local or regional organizations also compete in the services market, which is fragmented and characterized by low barriers to entry. The Company's principal competitors and many potential competitors have significantly greater financial, marketing, recruiting and technological resources than the Company. The principal competitive factors affecting the market for the Company's professional services include responsiveness to customer needs, availability and productivity of personnel, the ability to demonstrate achievement of results, depth of technical skills, price and reputation.

THE YEAR 2000 MARKET

    With the growth of the year 2000 market in the last several years, significant competition has emerged and is expected to continue through the year 2000. The consulting services segment of the market is characterized by low barriers to entry. The principal competitive factors affecting this market include functionality, performance and reliability of technology and methodology; availability and productivity of personnel; the ability to demonstrate achievement of results; depth of experience in year 2000 projects; price and reputation. There are generally four categories of competitors for Viasoft in the year 2000 market, each focusing on a different market segment.

    MAINFRAME SOFTWARE VENDORS. Software vendors provide tools targeted for the year 2000 market. Many of these products focus on a particular phase of a year 2000 project, such as inventory and assessment, scanning, parsing, conversion, testing and documentation. Competitive factors include the tool's compatibility with customers' platforms and languages, the vendor's ability to deliver training and ongoing support during the customers' implementation of the tools, and the value of the tool to an organization beyond the year 2000. Primary competitors in this category include ASG, CA, Compuware, Merant and Sterling Software.

    CONSULTING ORGANIZATIONS. Competitors in this category range from large, generalized consulting firms to small- to medium-sized consulting firms that have become highly focused on the year 2000 problem. These companies provide supplemental personnel and contract programming resources to customers and some have licensed tools from software vendors to enhance their offerings. These companies are often selected by customers based on the skills, experience and process that each firm uses. Competitors in this category include Andersen Consulting; CIBER, Inc.; Computer Horizons Corp.; Computer Task Group, Inc.; Data Dimensions, Inc.; Ernst & Young LLP and Keane, Inc.

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

    DESKTOP YEAR 2000 MARKET. Software vendors are focusing on desktop year 2000 problems as well as mainframe issues. Major competitors include Greenwich MeanTime, Inc.; Network Associates, Inc.; CA's Platinum Technology unit and WRQ, Inc.

PRODUCT DEVELOPMENT

    As of June 30, 1999, the Company had 129 employees engaged in research, development and support. Of the Company's research and development personnel, 62 were software and solutions developers with the balance divided between customer support, documentation, administration and quality assurance. Substantially all of these employees are located at either the Company's Phoenix, Arizona, headquarters; the OnMark research and development facilities in Calgary, Canada; the Rochade research and development facilities in Chemnitz, Germany or the Visual Process research and development facilities in Toronto, Canada. In addition to developing new products, the Company continually updates its existing products through enhancements and new releases, develops new products and technologies to facilitate its service solutions and integrates and develops enhancements to acquired and licensed technologies and products.

    During the fiscal years ended June 30, 1999 and 1998, research and development expenditures were $13,968,000 and $16,392,000, respectively. In fiscal 1999, this amount excludes a charge for in-process research and development of $5.0 million in connection with the acquisition of SHL Systemhouse Co. ("SHL"). In fiscal 1998, this amount excludes charges for in-process research and development of $8.6 million in connection with the acquisition of EraSoft and a fault diagnostic tool marketed as SmartQuest. Research and development expenses in fiscal 1998 include approximately $3.2 million in charges for third-party development of certain technologies included in the OnMark 2000 product suite. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and Note 2 of the Consolidated Financial Statements.

INTELLECTUAL PROPERTY

    Viasoft relies on a combination of copyright, trade secret and trademark laws, and contractual provisions to establish and protect its rights in its software products and proprietary technology. The Company protects the source code version of its products as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. The Company presently has very limited patent rights, and existing copyright and trade secret laws offer only limited protection. Certain provisions of the license and distribution agreements generally used by the Company, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions and the Company is required to negotiate limits on these provisions from time to time. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The

Company has been and may be required from time to time to enter into source code escrow agreements with certain customers and distributors, providing for release of source code in the event the Company breaches its support and maintenance obligations, files bankruptcy or ceases to continue doing business.

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

    While the Company has no knowledge that it is infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products. Any such assertion by a third party could require the Company to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service. See "Factors that May Affect Future Results - Importance of Proprietary Rights."

EMPLOYEES

    The Company had 430 full-time employees as of June 30, 1999, including 165 in sales, sales support and marketing; 129 in research, development and support; 66 in professional services and 70 in domestic and international corporate operations, administration and support. None of the Company's employees is represented by a collective bargaining agreement. If the proposed acquisition of the Company by Compuware is not completed in a timely manner, Viasoft believes its relationships with employees would be materially adversely affected. Viasoft has already experienced a significant loss in the number of employees since the proposed acquisition was announced. As of September 20, 1999, the Company had 363 full-time employees, comprised of 142 in sales, sales support and marketing, 99 in research, development and support, 63 in professional services and 59 in domestic and international corporate operations, administration and support. The decrease in the number of employees included a reduction in force of approximately 25 employees as part of the continued reorganization. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations", "Factors That May Affect Future Results Dependence on Key Personnel," " - Risks Associated With Proposed Acquisition by Compuware," and "Business Proposed Acquisition of Viasoft by Compuware."

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS ASSOCIATED WITH PROPOSED ACQUISITION BY COMPUWARE

    Viasoft believes that its business, results of operations, financial condition and liquidity have been materially adversely affected by the announcement of the proposed transactions with Compuware. Relationships with customers have been adversely affected and revenues from product licenses and professional services have declined as customers have delayed or reconsidered purchase decisions. In addition, the Company has experienced significant employee attrition as a result of the announcement of the Compuware transactions. The Company believes that its business, results of operations, financial condition and liquidity would be further materially adversely affected if these transactions are not timely completed. In particular, Viasoft believes that its relationships with its customers and employees would be seriously damaged. Consummation of the proposed acquisition of Viasoft by Compuware is subject to certain conditions, including the condition that at least a majority of the shares of Viasoft Common Stock outstanding on a fully diluted basis are tendered and not withdrawn. Consummation of the acquisition is also subject to the expiration or termination of applicable antitrust waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act. On September 20, 1999, Compuware announced that it was extending the tender offer through October 12, 1999. Compuware extended the offer to allow sufficient time to comply with the DOJ's request for additional information and documents and to allow the DOJ to complete its investigation pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. The DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the purchase of shares pursuant to the tender offer or seeking divestiture of the shares so acquired or divestiture of substantial assets of Compuware or the Company. There can be no assurance that a challenge to the Merger on antitrust grounds will not be made, or if such a challenge is made, what the result will be. See "Business
- Proposed Acquisition of Viasoft by Compuware," "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and Note 1 of the Consolidated Financial Statements.

     In addition, the merger agreement with Compuware imposes restrictions on Viasoft's conduct of its business and its ability to take certain actions without Compuware's consent. These restrictions could have a material adverse effect on Viasoft's business.

DEPENDENCE ON YEAR 2000 MARKET

    Throughout the Company's 16-year existence, Viasoft's growth has been attributable to its ability to assist its customers in maintaining and renovating their existing systems. However, the growth in the Company's revenue during fiscal years 1998 and 1997 resulted primarily from increased demand for the Company's year 2000 century date conversion products and solutions for mainframe applications and desktop environments. The demand for the Company's year 2000 products and solutions has begun to decline significantly as the year 2000 approaches and customers' needs for additional products and services declines. The Company anticipates that remaining demand in the year 2000 market will decline rapidly following the year 2000 and that the market for year 2000 products and services will be substantially over by mid-2000. These changes will materially and adversely affect the Company's revenues. It is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 solutions to market other products and services beyond the year 2000 market. As part of this strategy, the Company announced a reorganization in April 1999 to transition its business to a solutions-driven model focused on e-business enablement. Management believes that the Company may experience weakness in professional services fee revenue and margins as it transitions to this new model. Subsequent to the fiscal year end, the proposed acquisition of the Company by Compuware was announced. As a result of this announcement, the Company has not fully implemented the planned transition to a solutions-based model. Should the Company be unable to market other products and services as demand in the year 2000 market declines, the Company's business, results of operations, financial condition and liquidity will be materially adversely affected. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

VOLATILITY OF COMMON STOCK PRICE

    The Company's stock price has been highly volatile since its initial public offering. The Company believes that factors such as developments in connection with the proposed Compuware transactions, quarterly fluctuations in results of operations, changing perceptions of the year 2000 problem, announcements of new products and acquisitions by the Company or by its competitors, changes in the mix of revenues from software licenses and professional services, changes in revenue or earnings estimates by securities analysts, developments in litigation affecting the Company, changes in accounting principles or their application and other factors may cause the market price of the Company's stock to continue to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results. Due to market and securities analysts' expectations of continued growth, any shortfall in meeting such expectations may have a rapid and significant adverse effect on the trading price of the Company's stock. These fluctuations, as well as general economic, market and other conditions may adversely affect the market price of the Company's stock in the future. Fluctuations in the market price of the Company's stock may in turn adversely affect the Company's ability to complete any targeted acquisitions, its access to capital and financing and its ability to attract and retain qualified personnel. See "Market for the Registrant's Common Stock and Related Stockholder Matters."

FLUCTUATING QUARTERLY RESULTS

    The Company has experienced significant quarterly and other fluctuations in revenues and operating results and expects these fluctuations to continue in the future. Most recently, management believes that the announcement of the proposed Compuware transaction has contributed to such fluctuations. The Company believes that these fluctuations also have been attributable to the budgeting and purchasing practices of its customers; the length of the customer product evaluation process for the Company's products; the timing of its customers' system conversions;

the timing and significance of releases by the Company or its competitors of new enhancements, products and solutions and, to a lesser extent, the Company's sales commission practices, which are based partly on quarterly incentives and annual quotas; and other factors. The Company's revenues and results of operations may also be affected by seasonal trends, which have resulted in higher revenues in the Company's second and fourth fiscal quarters and lower revenues in its first and third fiscal quarters. This seasonality is a result of many customers' annual purchasing and budgetary practices, the Company's sales commission practices, lower revenues in the summer months (particularly in Europe) when many businesses make fewer purchases and other factors. The Company's professional services revenues tend to fluctuate due to the completion or commencement of significant projects, which may continue over multiple quarters, the number of working days in a quarter and the utilization rate of professional services personnel. Future revenues and operating results may fluctuate as a result of these and other factors, including the demand for the Company's products and services, the timing and cost of new product and service introductions and product enhancements, changes in the mix of products and services sold and in the mix of sales by distribution channels, timing of any acquisitions and associated costs, the size and timing of customer orders, changes in pricing policies by the Company or its competitors, the timing of collection of accounts receivable and related reported days' sales outstanding, changes in foreign currency exchange rates, competitive conditions in the industry and general economic conditions. Furthermore, as a result of these and other factors, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of securities analysts or investors, in which case the price of the Common Stock could likely be materially and adversely affected, as was the case in the first and third quarters of fiscal 1999. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

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

RISKS ASSOCIATED WITH PROFESSIONAL SERVICES

    The Company's services business had constituted 28% of total revenue in fiscal 1997. The Company's services business decreased to 17% of total revenue during fiscal 1998 but grew to 24% of revenues in fiscal 1999. In April 1999, the Company announced its intention to move towards a more solution-oriented business model. The Company made several significant changes to its services business in the ensuing reorganization, including restructuring its sales force, discontinuing unprofitable solution lines, and expanding its solution offerings. Viasoft's strategy was to offer solutions focused on e-business enablement and accordingly developed plans to grow its services business. Management believes that the Company may experience weakness in professional services fee revenue and margins as it transitions to this new business model. Subsequent to the fiscal year end, the proposed acquisition of the Company by Compuware was announced. As a result of this announcement, the Company has not fully implemented the planned transition to a solutions-based model. The Company is experiencing a significant slowdown in professional services fee income as a result of customers delaying decisions regarding signing new services agreements pending the outcome of the Merger. Should the proposed Merger not be completed, however, there can be no assurance that this new strategy will be successful, and should the Company be unable to market other products and services as demand in the year 2000 market declines, the Company's business, results of operations, financial condition and liquidity could be materially and adversely affected.

    The Company will continue to be subject to the risks generally associated with a services business, including volatility of workload; increased overhead associated with services personnel, particularly because the Company will be adding staff to grow its services business both domestically and internationally; and the related difficulty in adjusting costs to respond to fluctuations in revenue, dependence on the Company's ability to attract and retain qualified technical personnel in a very competitive market, managing profit margins in a lower margin business than software product licensing and intense competition in an environment of rapidly changing customer needs and expectations. In addition, customers may require fixed price contracts, where profitability is more difficult to manage due to greater risk of cost overruns. See "Business - Viasoft Services" and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

RISKS FROM INTERNATIONAL OPERATIONS

    Approximately 35%, 32% and 32% of the Company's total revenues in each of the fiscal years ended June 30, 1999, 1998 and 1997, were attributable to international sales. The Company believes that international business will continue to account for a significant portion of its revenues, due in part to the continued expansion of its Rochade and ESW product lines internationally and the Euro conversion transition. International operations are subject to a number of risks, including longer accounts receivable payment cycles, exchange rate fluctuations, difficulty in enforcing agreements and collecting accounts receivable, tariffs and other restrictions on foreign trade, U.S. export requirements, withholding and other tax consequences, economic and political instability, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The Company has experienced longer payment cycles from some of its foreign distributors. Sales made through the Company's foreign distributors are denominated in U.S. dollars except in Italy and Spain, where they are denominated in lira and pesetas, respectively. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $595,000 from foreign currency fluctuations in the fiscal year ended June 30, 1999. The Company has not to date sought to hedge the risks associated with fluctuations in foreign exchange rates. The Company continues to evaluate the relative costs and benefits of hedging and may seek to hedge these risks in the future, if appropriate. The Company's foreign operations are also affected by general economic conditions in its international markets. A prolonged economic downturn in its foreign markets could have a material adverse effect on the Company's business. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the factors described above will not have an adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," "Business - Sales, Marketing and Distribution" and Note 9 to Consolidated Financial Statements.

    In addition, approximately 6%, 7% and 5% of the Company's total revenues and 16%, 21% and 15% of international revenues were realized through the sales and marketing efforts of its international independent distributors in the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The efforts expended and results achieved by independent distributors are less within the control of the Company than its direct sales operations. A reduction in sales by the Company's distributors or a termination of their relationships with the Company could have a material adverse effect on the Company's international revenues, its business, results of operations and financial condition.

PRODUCT CONCENTRATION; DEPENDENCE ON MAINFRAME SYSTEMS

    Historically, most of the Company's software license fee revenues and maintenance fee revenues have been derived from products in the Company's primary product line, the Existing Systems Workbench. In addition, a substantial portion of the Company's professional services fee revenues has been derived from customers that also license ESW products. Although a greater percentage of the Company's license revenue in fiscal 1999 was attributable to OnMark 2000 product offerings in comparison to fiscal 1998, the Company believes that a substantial portion of its revenues will continue to be derived from ESW and solutions that incorporate the ESW technology. If license sales, maintenance renewals or pricing levels of ESW products were to decline materially, whether as a result of technological change, competition or any other factors, the Company's business, results of operations and financial condition would be materially and adversely affected. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations." The Company's principal software products and services are designed for users of IBM and IBM-compatible mainframe computers utilizing IBM's MVS/XA or MVS/ESA operating systems. Future revenues from sales of products and services and recurring maintenance revenues are therefore dependent on continued use of such mainframe computers and related operating system software. In addition, because Viasoft products require the use of IBM's MVS operating systems, the Company will be required to adapt its products to any changes made to these IBM operating systems in the future. The Company's inability to adapt to future changes in the MVS operating systems, or delays in doing so, could have a material adverse effect on the Company's business, results of operations and financial condition. See " Ability to Respond to Technological Change."

ABILITY TO MANAGE CHANGE

    The Company has experienced changes in its operations and in the software industry in the last several fiscal years that have placed increased demands on its managerial, operational and financial resources. The Company expects its business and the industry as a whole to continue to undergo rapid change. The Company's transition to a solutions-driven model focused on e-business enablement, together with ongoing required product development and future acquisition activity in response to changes in the industry and customer needs, will require Viasoft to manage effectively its operations in a rapidly changing environment. The Company's future performance will depend in part on its ability to manage change in both its domestic and international operations and will require the Company to continue to hire additional management, technical and professional services personnel with specialized expertise. The Company has experienced difficulties in recruiting and retaining qualified personnel and anticipates that these efforts will remain difficult, as industry sources predict an insufficient supply of programmers and consultants to meet demand. The failure of the Company's management team to manage changing technological and business conditions as well as the growth of its own business, should it occur, could have a material adverse impact on the Company's business, results of operations and financial condition.

INTENSE COMPETITION

    The market for the Company's software products is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products and product enhancements. The market for the type of professional services provided by the Company is also highly competitive. With the growth of the year 2000 market, significant competition has emerged and is expected to increase through the year 2000. The professional services segment of the market is characterized by low barriers to entry. The principal competitive factors affecting the year 2000 market include functionality, performance and reliability of technology and methodology, availability and productivity of personnel, the ability to demonstrate achievement of results, depth of experience in year 2000 projects, price and reputation. There are generally four categories of competitors for Viasoft in the year 2000 market: software vendors, consulting organizations, system integrators and application outsourcers and desktop software vendors that provide tools targeted for the year 2000 market. Competitive factors include tools' compatibility with customers' platforms and languages, vendors' ability to deliver training and ongoing support during customers' implementation of the tools, and the value of the tools to an organization beyond the year 2000. Consulting organizations that compete in the year 2000 market range from large, generalized consulting firms to small- to medium-sized consulting firms that have become highly focused on the year 2000 problem. These companies provide supplemental personnel and contract programming resources to customers and some have licensed tools from software vendors to enhance their offerings. Large systems integrators and outsourcing firms have entered the year 2000 market to include year 2000 conversion services with the maintenance and data processing services they already provide to their existing market and customer base. Some integrators/outsourcers offer licensed tools from software vendors. Software vendors are also beginning to focus on desktop year 2000 problems as well as mainframe issues. The Company has seen increasing competition to its OnMark 2000 products from desktop software vendors.

    Most of the Company's competitors and potential competitors have substantially greater financial, marketing, recruiting and technology resources than the Company. Major competitors for software product license sales include ASG; CA; Compuware; Crystal Systems; Cyrano; IBM; Merant; Network Associates, Inc.; Sterling Software and WRQ, Inc. The Company believes that the principal factors affecting competition in its product markets include compatibility with customers' platforms and languages, product functionality, quality of support, product performance and reliability, ability to respond to changing customer needs, ease of use and price. Major competitors of the Company's professional services business are primarily the consulting organizations of the Big

Five accounting firms. Other competitors of the Company's professional services business include CA, Computer Horizons Corp., Data Dimensions, Inc.; Electronic Data Systems Corporation; IBM Global Services and Keane, Inc. The principal competitive factors affecting the market for the Company's professional services include responsiveness to customer needs, availability and productivity of personnel, the ability to demonstrate achievement of results, depth of technical skills, price and reputation. Major competitors to the Company's desktop year 2000 products include CA; Greenwich MeanTime, Inc.; Network Associates, Inc. and WRQ, Inc.

    The Company's ability to compete successfully in the sale of both its products and services will depend in large part upon its ability to implement successfully its strategy of selling products and services as a total solution as well as its ability to attract new customers, sell new products and services, deliver and support product enhancements to its existing customers and respond effectively to continuing technological change by developing and acquiring new products and services. There can be no assurance that the Company will be able to compete successfully in the future, nor that future competition for product sales and professional services will not have a material adverse effect on the business, results of operations and financial condition of the Company. See "Business - Competition."

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

RISKS ASSOCIATED WITH PRODUCTS CURRENTLY UNDER DEVELOPMENT

    The Company is currently developing and enhancing certain products that are unfinished, untested and unproven in the marketplace. These products include, but are not limited to enhancements to further integrate and complement the Rochade line of products and e-Business solutions products designed to simplify the integration of new technologies with traditional applications for e-business advantage. There can be no assurance that these products will be completed and commercially introduced at the times scheduled by the Company, or that if completed and introduced, that these products will function in accordance with the Company's and its customers' current expectations or be able to compete successfully in the marketplace.

DEPENDENCE ON KEY PERSONNEL

    The Company's success will depend in part upon the retention of key senior management and technical personnel. The Company does not have employment agreements with most of its key personnel, nor does it maintain key man life insurance on any of these persons. Several senior management personnel are relatively new to the Company and the Company's success will depend in part on the successful assimilation and performance of these individuals. The Company believes that its future success will also depend upon its ability to attract and retain additional highly skilled technical, professional services, sales managers and product management personnel. The market for these individuals has historically been, and the Company expects that it will continue to be, intensely competitive. The Company has experienced difficulties in recruiting and retaining qualified personnel and anticipates that these efforts will remain difficult. In particular, the Company has experienced significant employee attrition as a result of the announcement of the proposed Compuware transactions. The loss of one or more of its key employees or the Company's inability to attract and retain other qualified employees would have a material adverse effect on the Company's business. See "Business - Employees," "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "- Risks Associated with The Proposed Acquisition by Compuware."

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

    In 1996, the Company acquired the date bridging technology incorporated in its Bridge 2000 product, together with a pending patent application. On March 2, 1999, U.S. patent #5,878,422 was issued for this bridging technology. The Company is continuing to pursue international patent protection in certain countries. In fiscal 1998, the Company acquired a pending patent application for certain technology in the EraSoft acquisition. The Company is continuing to prosecute patent applications for this technology. However, there can be no assurance that a patent will issue as a result of this application, nor as to the extent of the protection any such patent might afford.

    Significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. Although the Company is not currently involved in any litigation with respect to intellectual property rights, infringement claims against software developers are likely to increase as the number of functionally similar products in the market increases. There can be no assurance that third-party claims, with or without merit, alleging infringement will not be asserted against the Company in the future. Such assertions can be time-consuming and expensive to defend and could require the Company to discontinue the use of certain software or processes; to cease the manufacture, use and sale of infringing products and services; to incur significant litigation costs and expenses and to develop or acquire noninfringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop or acquire alternative technologies or to obtain such licenses or, if licenses were obtainable, that the terms would be commercially acceptable to the Company. See "Business - Intellectual Property."

ANTI-TAKEOVER EFFECT OF CHARTER, BYLAWS AND STOCKHOLDER RIGHTS PLAN

    Certain provisions of the Company's Amended and Restated Bylaws impose certain procedures and limitations applicable to stockholders' meetings, proposals of business and nominations of directors that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. These provisions may limit the price that certain investors may be willing to pay in the future for shares of the Company's common stock. These provisions may also reduce the likelihood of an acquisition of the Company at a premium price by another person or entity. In addition, under the Company's Restated Certificate of Incorporation, the Board of Directors has the authority to fix the rights and preferences of, and issue shares of, Preferred Stock without further action of the stockholders. Therefore, Preferred Stock could be issued, without stockholder approval, that could have voting, liquidation and dividend rights superior to that of existing stockholders. The issuance of Preferred Stock could adversely affect the voting power of holders of common stock and the likelihood that such holders would receive dividend payments and payments on liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company. The Company has no present plan to issue any shares of Preferred Stock. In addition, the Company adopted a stockholder rights plan in fiscal 1998 that could delay or make more difficult a merger, tender offer or proxy contest involving the Company that the Board of Directors has not approved. The Company has agreed in its merger agreement with Compuware to hold a meeting of Viasoft stockholders for the purpose of approving Compuware's acquisition of Viasoft, if such approval is acquired by law. In addition, the Company's board of directors recently amended the stockholder rights plan to allow the proposed transaction with Compuware to proceed without triggering the rights under the plan. See "Business - Proposed Acquisition of Viasoft by Compuware."

YEAR 2000 CONSIDERATIONS

    The Company has established and continues to evaluate and update its formal program to address any potential year 2000 compliance issues relating to its (i) internal operating systems, (ii) vendors, facilities and other third parties and
(iii) software products that it licenses to customers. The success of the Company's compliance program will depend in large part on the efforts of third parties with whom the Company does business and whose activities are not within the Company's control. The Company continues to evaluate and updates its assessment of the year 2000 readiness of those third parties. In addition, to date, the Company has not completed its contingency plans in the event that its internal operating systems, distributors, resellers, vendors, facilities or products, or any other components of its business operations, fail to operate in compliance with the year 2000 century date change. The Company expects to finalize its contingency plans by the end of October 1999. The cost of the Company's year 2000 compliance program has not had and is not expected to have a material effect on the Company's results of operations or liquidity. However, there can be no assurance that the Company will not experience material adverse consequences in the event that the Company's year 2000 compliance program is not successful or its distributors, resellers, vendors or landlords are unable to resolve their year 2000 compliance issues in a timely manner. In addition, if any of the Company's products are not year 2000 compliant in a timely manner, the Company's sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and the Company's business, results of operations and financial condition would be materially and adversely affected. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-K contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission ("SEC"), in its press releases, quarterly conference calls or otherwise. The words "believes", "expects", "anticipates", "intends", "forecasts", "projects", "plans", "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed above in "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-K including in the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the documents incorporated herein by reference. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements is based.

ITEM 2.  PROPERTIES

    The Company's principal administrative and marketing facilities are located in approximately 34,000 square feet of space in Phoenix, Arizona. The Company occupies these premises under a lease agreement expiring on December 31, 1999, subject to certain renewal options. The Company's research and development and customer support facilities are located in approximately 37,000 square feet of space in Phoenix, Arizona (the "Londen Center"). The Company occupies these premises under a lease agreement expiring on May 31, 2001. The Company currently plans to move all Phoenix-based employees into its Londen Center space by the end of the calendar year.

    In addition, the Company maintains field offices and executive suite sales offices within the United States located in leased space aggregating approximately 19,000 square feet as of June 30, 1999. The Company also leased an aggregate of approximately 47,000 square feet of space as of June 30, 1999, in Australia, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom for operations of its international branch offices and subsidiaries.

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

     The DOJ is currently pursuing an investigation of the proposed merger with Compuware pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. See "Business - Proposed Acquisition of Viasoft by Compuware" and "Factors That May Affect Future Results - Risks Associated with Proposed Acquisitions by Compuware."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report. However, there is presently pending a tender offer by Compuware to purchase all outstanding shares of Viasoft's Common Stock for $9.00 per share. Viasoft has agreed that if, following expiration, CV Acquisition, Inc. has received at least a majority of the Shares of the Company on a fully diluted basis, but less than 90% of the Shares, the Company will, as soon as practicable, call a meeting of its shareholders for the purpose of obtaining shareholder approval of the Merger and any other actions contemplated thereby which require the approval of the Company's shareholders. If at least 90% of the outstanding shares are tendered as of the close of business on the last business day before the tender offer expires, it is expected that Compuware will cause the Merger to occur without a shareholder vote (assuming the other conditions for the Merger have been met).

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

    The number of holders of record of the Company's common stock was approximately 366 on August 31, 1999. In addition, there were approximately 5,700 beneficial owners of common stock on August 31, 1999.

    The following table presents quarterly information on the price range of the common stock for the last two fiscal years. This information indicates the high and low reported sale prices on the Nasdaq National Market.

                                                                                 HIGH            LOW
                                                                                 ----            ---
        FISCAL 1999:
          First quarter....................................................      16 1/2        6 1/4
          Second quarter...................................................      9             2 3/4
          Third quarter....................................................      7 7/8         3 9/16
          Fourth quarter...................................................      4 11/16       3 1/32

        FISCAL 1998:
          First quarter....................................................      65 1/4        47
          Second quarter...................................................      54 5/8        32 1/2
          Third quarter....................................................      43 7/8        25 3/4
          Fourth quarter...................................................      29 3/8        12 3/8

    In April 1998 the Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). On July 14, 1999, prior to entering into an Agreement and Plan of Merger (the "Merger Agreement") among Compuware, CV Acquisition, Inc., and Viasoft, the Company's Board of Directors approved an Amendment to the Rights Agreement between the Company and Harris Trust and Savings Bank, as rights agent ("Rights Plan Amendment") to permit the proposed Merger to proceed. The Rights Agreement was filed as Exhibit 1 to the Company's Form 8-A dated April 22, 1998. The Rights Plan Amendment was filed as Exhibit 9 to the Schedule 14D-9, dated July 22, 1999. The following summary of the Rights Plan Amendment is qualified in its entirety by reference to the Rights Plan Amendment itself.

    The Rights Plan Amendment provides, among other things, that no person shall be or become an Acquiring Person (as defined in the Rights Plan) by reason of the execution and delivery of the Merger Agreement, the Shareholder Agreement (as defined in the Rights Plan Amendment) or any amendment thereto, or any purchase of Viasoft Common Stock pursuant to the Merger contemplated by the Merger Agreement. The Rights Plan Amendment also provides that the time period during which Rights (as defined in the Rights Plan) may be exercised by the registered holder thereof following the Distribution Date (as defined in the Rights Plan) will expire on the earliest of (i) the earlier of (1) the consummation of the offer or (2) the close of business on the Final Expiration Date (as defined in the Rights Plan), or (ii) the time at which the right to exercise the Rights otherwise terminates pursuant to the Rights Plan. The Rights Plan Amendment further provides that a Shares Acquisition Date (as defined in the Rights Plan) shall not be deemed to have occurred solely by reason of the public announcement, public disclosure, execution and delivery or amendment of the offer, the Merger, the Merger Agreement or the Shareholder Agreement and the transactions contemplated thereby. See Note 6 of the Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

     Prior to its initial public offering in March 1995, the Company awarded stock options to employees and directors under its broad-based 1986 Stock Option Plan (the "Plan"), which Plan has not been registered under the Securities Act of 1933, as amended. No further options were granted under this Plan after the offering. The following issuances of Common Stock upon the exercise of options outstanding under the Plan have taken place in the past three years:

                                            Number of Shares
                  Fiscal Year                   Issued                 Price Range
                  -----------              ------------------          -----------
                  1999                               49,388            $.38 - $0.93 per share
                  1998                               70,923            $.38 - $4.00 per share
                  1997                              148,688            $.38 - $4.00 per share

     In fiscal 1995, the Company awarded non-qualified stock options totaling 26,000 of Viasoft Common Stock to two international employees and to one consultant. These options were not pursuant to any registered stock plan. The following issuances of Common Stock upon the exercise of these options have taken place in the last three years:

                                            Number of Shares
                  Fiscal Year                   Issued                 Price Range
                  -----------               ----------------           -----------
                  1999                                   --                       --
                  1998                                1,400            $4.00 - $4.00 per share
                  1997                               17,000            $4.00 - $4.43 per share

     The option prices were paid in cash, and there were no discounts or commissions paid to or by the Company in connection with the exercises. The funds received for the purchase of these shares was used for general corporate purposes. The issuance of such shares was exempt from registration pursuant to
Section 4 (2) of the Securities Act of 1933, as amended, or rule 701 promulgated thereunder. See Note 5 of the Consolidated Financial Statements.

     In December 1996, the Company acquired all the outstanding shares of R&O for cash, stock and assumption of liabilities. As part of the consideration for the Company's acquisition of R&O, the Company issued 425,112 shares of its Common Stock to the former stockholders of R&O, pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. See Note 2 of the Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below has been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, whose report covering the financial statements as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, also is included elsewhere herein. The consolidated statements of operations data for the years ended June 30, 1996 and 1995, and the consolidated balance sheet data as of June 30, 1996 and 1995, are derived from audited financial statements not included herein.

                                                                              YEAR ENDED JUNE 30,
                                                     -------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                           1999           1998           1997          1996          1995
                                                     ---------      ---------     ---------      ---------     ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Software license fees ........................     $  44,989      $  65,122     $  40,292      $  17,824     $  14,311
  Maintenance fees .............................        33,718         28,865        21,010         14,305        12,059
  Professional services fees ...................        25,526         19,615        23,832         11,307         4,387
  Other ........................................            39             85           178            121           194
                                                     ---------      ---------     ---------      ---------     ---------
        Total revenues .........................       104,272        113,687        85,312         43,557        30,951
                                                     ---------      ---------     ---------      ---------     ---------
Operating expenses:
  Cost of software license and maintenance fees         15,596         12,737         4,345          2,788         2,661
  Cost of professional services fees ...........        22,312         18,537        18,316          8,025         4,052
  Sales and marketing ..........................        41,031         42,131        31,573         18,137        13,517
  Research and development .....................        13,968         16,392         7,893          4,237         3,193
  Write-off of purchased in-process
    research and development (1) ...............         5,013          8,559        26,958             --            --
  General and administrative ...................        11,362          7,849         6,319          3,567         2,643
  Restructuring charge .........................        12,291             --            --             --            --
                                                     ---------      ---------     ---------      ---------     ---------
        Total operating expenses ...............       121,573        106,205        95,404         36,754        26,066
                                                     ---------      ---------     ---------      ---------     ---------
Income (loss) from operations ..................       (17,301)         7,482       (10,092)         6,803         4,885
Total other income .............................         3,619          4,595           718          1,257           490
                                                     ---------      ---------     ---------      ---------     ---------
Income (loss) before income taxes ..............       (13,682)        12,077        (9,374)         8,060         5,375
Income tax (benefit)/provision .................        (5,192)         4,142         6,062          1,843           183
                                                     ---------      ---------     ---------      ---------     ---------
Net income (loss) ..............................     $  (8,490)     $   7,935     $ (15,436)     $   6,217     $   5,192
                                                     =========      =========     =========      =========     =========
Basic earnings (loss) per common share (2) .....     $    (.46)     $     .42     $    (.90)     $     .38     $     .38
                                                     =========      =========     =========      =========     =========
Weighted average number of common
    shares outstanding (2) .....................        18,308         18,999        17,212         16,390        13,660
                                                     =========      =========     =========      =========     =========
Diluted earnings (loss) per common and
    common share equivalent (2) ................     $    (.46)     $     .40     $    (.90)     $     .36     $     .36
                                                     =========      =========     =========      =========     =========
Weighted average number of common
    and common share equivalents outstanding (2)        18,308         19,799        17,212         17,391        14,584
                                                     =========      =========     =========      =========     =========

                                                                                   JUNE 30,
                                                         ---------------------------------------------------------
                                                           1999          1998        1997        1996         1995
                                                         --------      --------    --------    --------    -------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ...........................     $ 25,609     $  37,809   $  8,501    $  5,009    $  7,680
Working capital.....................................        71,623        96,257      9,856      25,388      17,950
Total assets........................................       134,169       162,377     64,601      46,591      32,614
Deferred revenue (current)..........................        19,541        20,843     18,227       9,985       8,482
Deferred revenue (long term)........................           206           542        230         298         185
Total stockholders' equity..........................        94,630       115,858     28,696      28,259      20,423

----------

(1) See Note 2 of the Consolidated Financial Statements and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

(2) Reflects the conversion of all issued and outstanding shares of preferred stock into 8,847,814 shares of Common Stock upon the closing of the Company's initial public offering on March 8, 1995. Also reflects the effect of a two-for-one stock split effected in the form of a dividend, with a record date of August 30, 1996. See Notes 1 and 6 of the Consolidated Financial Statements.

PRO FORMA COMBINED FINANCIAL DATA

    The following pro forma financial data of the Company presents the Company's unaudited pro forma combined statements of operations for the fiscal year ended June 30, 1997, adjusted to give effect to the R&O acquisition as if it had been consummated as of the beginning of the period.

    On December 5, 1996, the Company acquired all of the capital stock of R&O. The Company initially paid $10.8 million in cash and issued approximately 425,000 shares of restricted Common Stock valued at $12.8 million to the selling stockholders of R&O. Additional consideration of $2.0 million was paid on February 28, 1997, based on the achievement of certain financial performance criteria. The Company also assumed liabilities of approximately $9.4 million and recorded other direct costs of approximately $3.8 million related to the acquisition. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and
Note 2 to Consolidated Financial Statements.

                   PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           YEAR ENDED JUNE 30, 1997
                                           ----------------------------------------------------------------
                                                            BUSINESS         PRO FORMA           PRO FORMA
                                            HISTORICAL      ACQUIRED        ADJUSTMENTS          COMBINED
                                            ----------      --------       -----------           --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Software license fees ..............     $ 40,292        $  2,435         $     --               $ 42,727
  Maintenance fees ...................       21,010           2,147               --                 23,157
  Professional services fees .........       23,832           1,249               --                 25,081
  Other ..............................          178             122               --                    300
                                           --------        --------         --------               --------
    Total revenues ...................       85,312           5,953               --                 91,265
                                           --------        --------         --------               --------
Operating expenses:
  Cost of software license and .......        4,345             959              167(1)               5,471
   maintenance fees
  Cost of professional services fees .       18,316           1,374             (161)(2)             19,529
  Sales and marketing ................       31,573           2,243             (623)(2,4)           33,193
  Research and development ...........        7,893(5)        1,511             (269)(2,4)            9,135
  General and administrative .........        6,319           1,311             (828)(1,2,3,4)        6,802
                                           --------        --------         --------               --------
    Total operating expenses .........       68,446           7,398           (1,714)                74,130
                                           --------        --------         --------               --------
Income (loss) from operations ........       16,866          (1,445)           1,714                 17,135
                                           --------        --------         --------               --------
Total other income (expense) .........          718            (144)             138(6)                 712
                                           --------        --------         --------               --------
Income (loss) before income taxes ....       17,584          (1,589)           1,852                 17,847
Provision for income taxes ...........        6,062              --               93(7)               6,155
                                           --------        --------         --------               --------
Net income (loss) ....................     $ 11,522        $ (1,589)        $  1,759               $ 11,692
                                           ========        ========         ========               ========
Diluted earnings per common and common
  Share equivalent ...................     $    .64                                                $    .64
                                           ========                                                ========
Weighted average number of common
  and common Share equivalents
  outstanding ........................       18,086(9)                           184(8)              18,270
                                           ========                         ========               ========


----------

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

OVERVIEW

    On July 15, 1999, Viasoft and Compuware announced the execution of a merger agreement providing for Compuware to acquire Viasoft through a cash tender offer, subject to the satisfaction of certain conditions. The expiration date of this offer has been extended to October 12, 1999. See "Business - Proposed Acquisition of Viasoft by Compuware."

    Viasoft believes that its business, results of operations, financial condition and liquidity have been materially adversely affected by the announcement of the proposed acquisition by Compuware. Relationships with customers have been adversely affected and revenues from product licenses, and professional services have declined as customers have delayed or reconsidered purchase decisions. In addition, the Company has experienced significant employee attrition as a result of the announcement of the Compuware transactions. Completion of the proposed transactions is subject to certain conditions, including termination or expiration of applicable antitrust waiting periods, and the Company believes that its business, results of operations, financial condition and liquidity would be further materially adversely affected if these transactions are not completed. In particular, Viasoft believes that its relationships with its customers and employees would be seriously damaged. In addition, the merger agreement imposes restrictions on Viasoft's conduct of its business and its ability to take certain actions without Compuware's consent. These restrictions could have a material adverse affect on Viasoft's business. See "Factors that May Affect Future Results - Risks Associated with Proposed Acquisition by Compuware," " -- Volatility of Stock Price," " -- Fluctuating Quarterly Results" and " -- Dependence on Key Personnel."

    The Company derives its revenues primarily from software license fees, software maintenance fees and professional services fees. The Company's software is licensed primarily to Global 5000 companies and similarly sized business and governmental organizations worldwide. Professional services are provided in conjunction with software products and are also provided separately to similar large organizations. The Company's products and services are marketed through its domestic and international direct sales organizations, through a number of foreign independent distributors located in Europe, the Far East, South Africa and Latin America, and through a reseller channel established during fiscal 1998 primarily to sell the OnMark 2000 product line.

    Revenue is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-9 which modifies 97-2 with respect to certain transactions involving multiple element arrangements. Accordingly, revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer or a purchase order from a reseller after receipt of an executed reseller agreement and any remaining obligations under the license agreement are insignificant. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized generally as related services are provided. Professional services do not involve significant customization, modification or production of the licensed software.

RESTRUCTURING

     In the first quarter of fiscal 1999, the Company established and began the implementation of a cost reduction and restructuring plan for the purpose of aligning expenses with a decrease in forecasted revenues, as the year 2000 market declined, and to allow the business to invest in other products and service solutions. In April 1999, the Company announced a reorganization of its operations to transition the business to a solutions-driven model focused on e-business enablement, and accordingly developed plans to grow its services business.

     As part of the reorganization, the Company increased its investment in its professional services organization by creating a dedicated sales force and regionalizing delivery. The domestic sales organization was reorganized to better support sales of e-business solutions and enhance support of existing customers. The development organization was realigned to focus on two areas: developing technology to support e-business enablement services and enhancing the value of Viasoft core products for existing customers.

     In the first quarter of fiscal 1999, the Company took a $4.8 million pre-tax restructuring charge. This restructuring charge covered $3.1 million for severance and related costs for a reduction in workforce of approximately 10% of the Company's 550 employees worldwide; $800,000 for office consolidation costs including leasehold termination payments and other facility exit costs for certain offices worldwide which were unrelated to the Company's core business; and $900,000 for the write down of intangible assets which had become impaired as determined by a net realizable value test based on future forecasted revenues

     The Company took a pre-tax charge of approximately $7.5 million in the fourth quarter of fiscal 1999 in connection with its April reorganization and transition to the new business model. This charge related to severance for a reduction in workforce of approximately 20% of its 500 employees worldwide of $2.8 million; a write down in accordance with SFAS No. 121 of certain long-lived assets based on the net present value of future cash flows of $4.3 million; a write down of certain capitalized software which was determined to be impaired through a net realizable value test based on future forecasted revenues of $300,000; and additional facility exit costs of $100,000.

     As of June 30, 1999, approximately 153 employees were separated from the Company and $3.5 million in severance and related costs had been paid out or incurred. Approximately $47,000 had been used for office consolidation costs as of June 30, 1999.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain expense and income items:

                                                                           YEAR ENDED JUNE 30,
                                                                     --------------------------------
                                                                        1999         1998        1997
                                                                     ---------    ---------   -------
             Revenues:
               Software license fees...........................         43%          57%         47%
               Maintenance fees................................         32           26          25
               Professional services fees......................         25           17          28
               Other...........................................          -            -           -
                                                                     -----        -----       -----
                       Total revenues..........................        100          100         100
                                                                     -----        -----       -----
             Operating expenses:
               Cost of software license and maintenance fees...         15           11           5
               Cost of professional services fees..............         22           16          22
               Sales and marketing.............................         39           37          37
               Research and development........................         13           14           9
               Write-off of purchased in-process research and
                  development..................................          5            8          32
              General and administrative.......................         11            7           7
              Restructuring charges                                     12            -           -
                                                                     ------       -----       -----
              Total operating expenses.........................        117           93         112
                                                                     -----        -----       -----
             Income (loss) from operations.....................        (17)           7         (12)
                       Total other income, net.................          4            4           1
                                                                     -----        -----       -----
             Income (loss) before income taxes.................        (13)          11         (11)
             Income tax (benefit)/provision....................         (5)           4           7
                                                                     ------       -----       -----
                       Net income (loss).......................         (8)%          7%        (18)%
                                                                     ======       =====       ======

     The discussion of results of operations for the twelve months ended June 30, 1999 and 1998, below excludes the effect of these restructuring charges and purchased in-process research and development charges. See Notes 2 and 11 of the Consolidated Financial Statements.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998

REVENUES

     Total revenues were $104,272,000 for fiscal 1999 as compared to $113,687,000 for fiscal 1998. Software license fees were $44,989,000 for fiscal 1999, a decrease of 31% from $65,122,000 in fiscal 1998. The decrease in software license fees for the year related to the slowdown in the worldwide demand for the Company's year 2000 mainframe software tools. Sales of the Company's desktop product, OnMark 2000, which was released in the third quarter of fiscal 1998, partially offset the 60% decline in revenues from mainframe license sales and represent 57% of license revenues. Beginning in late fiscal 1999, OnMark 2000 license revenues began to decline significantly both domestically and internationally. The Company anticipates that this will accelerate as the year 2000 approaches and that the year 2000 market will be substantially over by mid-2000. In addition, the Company anticipates decreases in software license fee revenues as a result of customer decisions to postpone or reconsider purchases due to delays in closing customer contracts due to the proposed acquisition of the Company by Compuware. See " -- Overview," "Factors That May Affect Future Results - Product Concentration; Dependence on Mainframe Systems," " -- Risks Associated with Proposed Acquisition by Compuware" and " -- Dependence on Year 2000 Market."

     Maintenance fees were $33,718,000 in fiscal 1999, an increase of 17% from $28,865,000 in fiscal 1998. The increase was due to new software licenses, increases in the fees charged for annual maintenance and customer system upgrades. With the Company's entry into the desktop software market with the OnMark 2000 product line, it has experienced that a large number of OnMark customers do not purchase maintenance services. As a result, the Company expects erosion in maintenance revenue growth to continue for the remaining period in which license sales of OnMark 2000 continue to be a large percentage of revenues. In fiscal 1999, the Company saw some instances of maintenance cancellations that management believes were the result of customers canceling maintenance after completion of their year 2000 remediation projects. If in the future customers discontinue use of Viasoft products because they purchased them solely for year 2000 projects, it could have a material adverse effect on the Company's revenues.

     Professional services fees were $25,526,000 for fiscal 1999, an increase of 30% from $19,615,000 in fiscal 1998. Throughout fiscal 1999, management focused its efforts on growing its professional services business to provide solutions and expertise to customers in the areas of project management for large-scale application conversions or re-engineering projects. These efforts, as well as the completion of a large fixed-fee engagement in fiscal 1998, resulted in a year-over-year increase in professional services fee income. In April 1999, the Company announced a reorganization of its operations to transition to a solutions-driven model focused on e-business enablement, and accordingly developed plans to grow its services business. Management believes that the Company may experience weakness in professional services fee revenue and margins as it transitions to this new model. Subsequent to the fiscal year end, the proposed acquisition of the Company by Compuware was announced. As a result of this announcement, the Company has not fully implemented the planned transition to a solutions-based model. The Company is experiencing a significant slowdown in professional service fee income as a result of customers delaying decisions regarding signing new services agreements pending the outcome of the Merger. See " - Overview," "Business - Proposed Acquisition of Viasoft by Compuware," and "Factors That May Affect Future Results - Risks Associated with Proposed Acquisition by Compuware."

COST OF REVENUES

     Cost of software license and maintenance fees, which includes royalties, cost of customer support and packaging and product documentation, was $15,596,000 in fiscal 1999, an increase of 22% from $12,737,000 in fiscal 1998.
Gross margins on software license and maintenance fees decreased to 80% in fiscal 1999 compared to 86% in fiscal 1998. Royalty expenses in fiscal 1999 increased 20% over the same period in fiscal 1998 primarily due to the increase in sales of the OnMark 2000 product line as a percentage of total license sales. All products in the OnMark product line require royalty payments to third parties. Other factors contributing to the increase in cost of software license and maintenance fees and decline in margins included increased customer support salaries and personnel and related costs, amortization of the purchased research and development from the January 1998 EraSoft acquisition and the July 1998 SHL product acquisition (See Note 2 of Notes to Consolidated Financial Statements) and increased OnMark 2000 related costs, including outside consultants to provide customer support.

     Cost of professional services fees, which consists principally of personnel costs, third-party subcontracting costs, and other costs related to the professional services business, was $22,312,000 in fiscal 1999, an increase of 20% from $18,537,000 in fiscal 1998. The increase in expenses was primarily a result of additional subcontractor costs to support the increase in revenues, primarily from large consulting projects. Management expects that the use of subcontractors will continue within the new business model in order to staff large projects. The cost increase was offset in part by lower salaries and related costs as internal services headcount declined year over year as a result of the Company using more subcontractors on engagements in order to more effectively control margins. The gross margin for professional services was 13% in fiscal 1999 compared to 6% in fiscal 1998. The increase in margins is primarily the result of the focus by management on profitability and the completion of a large, non-profitable fixed-fee engagement contract completed late in fiscal 1998.

SALES AND MARKETING

     Sales and marketing expenses, which consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel, were $41,031,000 in fiscal 1999, a decrease of 3% from $42,131,000 in fiscal 1998. This decrease is attributable primarily to a decrease in bonuses and lower commissions due to the decline in license revenues and overall decreases in marketing and promotional costs resulting from the Company's cost cutting initiatives offset by a $1.0 million increase in the bad debt provision.

Sales and marketing expense as a percentage of total revenues was 39% in fiscal 1999 and 37% in fiscal 1998. This increase is due primarily to the decrease in revenues.

RESEARCH AND DEVELOPMENT

     Research and development expenditures consist primarily of personnel costs of the research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and third-party development costs. Research and development expenditures were $13,968,000 in fiscal 1999, compared to $16,392,000 in fiscal 1998. Research and development expenses decreased 15% year over year. As a percentage of total revenues, research and development costs were 13% in fiscal 1999 compared to 14% for fiscal 1998. Purchased research and development charges for third-party products, primarily related to the SHL acquisition and the OnMark product line, were approximately $1.2 million in fiscal 1999. Similar charges related to the OnMark product line in fiscal 1998 were $3.2 million. The decrease in these third-party charges along with the decrease in development personnel as a result of the Company's reorganization are the primary reasons for the decline in actual research and development expenses and research and development expense as a percentage of revenues in fiscal 1999. See " -- Restructuring."

GENERAL AND ADMINISTRATIVE

     General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems, and other administrative functions of the Company. General and administrative expenses were $11,362,000 in fiscal 1999, compared to $7,849,000 in fiscal 1998. General and administrative expenses increased 45% year over year. This increase is a result of additional administrative personnel and their related costs, general salary increases, the costs incurred related to the Company's year 2000 readiness work and amortization of intangibles related to the EraSoft and SHL acquisitions. As a percentage of total revenues, general and administrative expenses were 11% in fiscal 1999 compared to 7% in fiscal 1998. This increase is primarily due to the overall decrease in revenues year over year and the additional personnel costs.

OTHER INCOME (EXPENSE)

     Other income was $3,619,000 in fiscal 1999, compared to $4,595,000 in fiscal 1998. The decrease is a result of the lower cash balances available for investment due to expenditures for the Company's stock repurchase program and increased foreign exchange losses incurred due to the dollar strengthening against European currencies.

INCOME TAX BENEFIT/PROVISION

    The Company's income tax benefit was $5,192,000 in fiscal 1999 compared to a provision of $4,142,000 in fiscal 1998. The benefit was a direct result of pre-tax losses resulting from the restructuring and in-process research and development charges incurred in fiscal 1999. The Company's effective rate for fiscal 1999 was a 38% benefit compared to 34% in fiscal 1998. The variance is a result of certain federal and state tax credits allowed in fiscal 1998 when income was generated, which could not be taken in fiscal year 1999 when the Company operated at a taxable loss.

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

     Professional services fees were $19,615,000 in fiscal 1998, a decrease of 18% from $23,832,000 in fiscal 1997. Historically, the Company's professional services provided processes, technology and expertise to address complex, large-scale maintenance and redevelopment requirements of large organizations. Most of these projects were related to year 2000 conversion. During fiscal 1998, the Company focused its efforts in the services business in two areas: completion of a single, large, fixed-price engagement for converting applications for year 2000 compliance, and performing smaller enablement projects, designed to assist and train customers to perform the projects in-house, with their own resources. Larger scale professional services projects were referred to services companies and integrators that have strategic relationships with the Company.

     Professional services fees decreased in fiscal 1998 due to this limited focus of the services business which, in hindsight, management believes was unsuccessful in helping to establish a services business to complement sales of its software products. As a result of the Company's focus on selling enablement projects, the number and size of services engagements performed in fiscal 1998 declined, resulting in lower revenues, year over year. Also, the revenues recognized from the single large year 2000 conversion project decreased compared to the previous year. The Company re-evaluated this project in the fourth quarter of fiscal 1997 and determined that the level of effort required to complete the engagement was more than originally estimated, resulting in a decrease in the amount of revenue recognized for that contract during fiscal 1998. The project was completed in June 1998.

COST OF REVENUES

    Cost of software license and maintenance fees was $12,737,000 in fiscal 1998, an increase of 193% from $4,345,000 in fiscal 1997. Gross margins on software license and maintenance fees decreased to 86% compared to 93% in fiscal 1998 and 1997, respectively. The expense increase and margin decrease were primarily due to additional royalty expenses, which represented 49% of cost of software license and maintenance fees in fiscal 1998, as compared to 12% in fiscal 1997. The increase in royalty expense was due to sales of the OnMark 2000 product line, which require payments of royalties to third parties. Other products require payment of royalties to third parties, but sales of these products are not as significant as OnMark 2000. Increases in customer support personnel and their related costs, increased salaries and outside consultants, amortization of the purchased research and development from the R&O and EraSoft acquisitions and increased costs of product documentation as a result of higher sales volumes and new version releases of existing products contributed to the increase in cost of software license and maintenance fees.

     Cost of professional services fees was $18,537,000 in fiscal 1998, an increase of 1% from $18,316,000 in fiscal 1997. The increase in expenses was primarily a result of additional personnel and their related costs, higher salaries and travel expenses offset by reduced subcontractor costs and bonuses due to decreased revenues. The overall gross margin on professional services fees in fiscal 1998 was 6% compared to 23% in fiscal 1997. The decrease in margins was a result of the decline in services revenue discussed above. Also, the Company added resources to the fixed-price contract discussed above in order to complete the project in time.

SALES AND MARKETING

     Sales and marketing expenses were $42,131,000 in fiscal 1998, an increase of 33% from $31,573,000 in fiscal 1997. This increase is attributable primarily to an increase in personnel, including the R&O personnel, and the associated costs, higher salaries, increased travel, marketing and promotion costs and the cost of recruiting qualified sales and marketing personnel. Sales and marketing expenses as a percentage of total revenues was 37% in both fiscal 1998 and 1997.

RESEARCH AND DEVELOPMENT

     Research and development expenditures were $16,392,000 in fiscal 1998, an increase of 108% from $7,893,000 in fiscal 1997. These expenditures exclude charges for in-process research and development of approximately $8.5 million in connection with the acquisition of EraSoft and a fault diagnostic testing technology license in fiscal 1998 and $27.0 million in connection with the acquisition of R&O in fiscal 1997. See Note 2 to the Consolidated Financial Statements. Research and development expenses also included approximately $3.2 million in charges for the development of certain technologies included in OnMark 2000, see Note 2 to the Consolidated Financial Statements. As a percentage of total revenues, research and development costs were 14% in fiscal 1998 compared to 9% for the same period in fiscal 1997. The increase in research and development cost as a percentage of revenue was primarily due to the $3.2 million in charges noted previously and the costs associated with additional personnel and the associated costs, including EraSoft and R&O research and development staff, as well as general salary increases, external consulting costs and the cost of recruiting personnel.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $7,849,000 in fiscal 1998, representing an increase of 24% compared to $6,319,000 in fiscal 1997. This increase was a result of additional administrative personnel, including R&O personnel, and their related costs, general salary increases, amortization of intangibles related to the R&O and EraSoft acquisitions, additional legal and consulting fees and travel costs. As a percentage of total revenues, general and administrative expenses were 7% in both fiscal 1998 and 1997.

OTHER INCOME (EXPENSE)

    Interest income in fiscal 1998 was $4,917,000, compared to $1,309,000 in fiscal 1997. This increase was due primarily to interest income generated from the $75,361,000 raised from the Company's public offering of common stock completed on September 22, 1997. Other expense in fiscal 1998 was $317,000 as compared to an expense of $546,000 in fiscal 1997, as foreign currency exchange losses decreased in fiscal 1998. See "Effects of Inflation and Foreign Currency Exchange Fluctuations."

PROVISION FOR INCOME TAXES

     The provision for income taxes was $4,142,000 and $6,062,000 in fiscal 1998 and 1997, respectively. The Company's effective tax rate was 34% in fiscal 1998, compared to 35%, excluding the effect of the nondeductible purchased in-process research and development charge, for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had cash and cash equivalents and investments of $86,050,000, representing a decrease of $17,555,000 from the total of $103,605,000 at June 30, 1998. The decrease is primarily a result of the cash expenditures to fund the Company's stock repurchase program and the purchase of SHL in July 1998. See Note 2 to the Consolidated Financial Statements.

    The Company's net cash provided by operating activities was $6,160,000 and $13,842,000 for fiscal 1999 and 1998, respectively. Net cash provided by operations for fiscal 1999 was composed primarily of non-cash restructuring charges and the charge for the write-off of the purchased in-process research and development related to the SHL acquisition and depreciation and amortization offset by a net loss and a net decrease in working capital. See Note 2 to the Consolidated Financial Statements. Net cash provided from operations for fiscal 1998 was composed primarily of net income excluding non-cash charges for the write-offs of purchased in-process research and development for the EraSoft acquisition and the license for the fault diagnostic technology (see Note 2 to the Consolidated Financial Statements), depreciation and amortization, and offset by an increase in working capital, primarily from an increase in accounts receivable and prepaid assets.

     The Company's investing activities used cash of $5,597,000 and $60,263,000 in fiscal 1999 and 1998, respectively. In fiscal 1999, the primary use of cash was for the purchase of an exclusive license to Visual Process from SHL and contingent payments to EraSoft, and to a lesser extent, the purchase of furniture, fixtures and equipment, offset by investment sales and maturities exceeding purchases. In fiscal 1998, cash was used for the purchase of investments in excess of investment maturities, and to a lesser extent, business and technology acquisitions and the purchase of furniture, fixtures, equipment and software, as well as for the acquisition of a customer list for the Company's new direct operation in France. See Note 2 to the Consolidated Financial Statements.

     The Company's financing activities used cash of $12,504,000 and provided cash of $76,002,000 in fiscal 1999 and 1998, respectively. In fiscal 1999, cash was used primarily to purchase 1,704,500 shares of Viasoft Common Stock under the Company's stock repurchase program. In fiscal 1998, cash was primarily provided by the completion of the Company's public offering of its Common Stock, net of offering costs. This was offset by $2,181,000 used to repurchase 135,000 shares under the Company's stock repurchase program announced in April 1998. See
Note 6 to the Consolidated Financial Statements.

     As of June 30, 1999, the Company did not have any material commitments for capital expenditures. In fiscal 2000, the Company anticipates capital expenditures of approximately $4.3 million, primarily for computer hardware and software to continue to update the Company's network infrastructure for year 2000 compliance and technological changes. See Note 1 to the Consolidated Financial Statements.

     The Company expects that existing working capital, together with cash from operations, will be sufficient for the foreseeable future to meet its capital and liquidity needs for existing operations and general corporate purposes.

YEAR 2000 CONSIDERATIONS

The following disclosure is a year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act of 1998.

    The Company is aware of the problems associated with the year 2000 date change and has established and continues to evaluate and update its program to address any potential year 2000 compliance issues relating to its (i) internal operating systems, (ii) vendors, facilities and other third parties and (iii) software products that it licenses to customers.

INTERNAL OPERATING SYSTEMS

    Viasoft has completed remediation of all major internal operating and mission-critical systems and is continuing to assess any new additions to its internal operating systems for year 2000 compliance. As a result of its initial year 2000 assessment and because of changing business requirements, Viasoft has installed new enterprise-wide systems relating to the Company's accounting and customer relationship management needs, each of which has been warranted by the vendor to be year 2000 compliant. Installation of both systems was completed by July 31, 1999. Viasoft continues to remediate its desktop year 2000 issues, which include software packages, PC hardware and data files. The Company is utilizing its own product suite, OnMark 2000, to assess its desktop concerns. Viasoft believes that the assessment and remediation of its desktop systems for year 2000 compliance will be completed by October 31, 1999. Viasoft expects to continue to receive updated year 2000 compliance information from its vendors until the end of the calendar year, which may require installation of patches, fixes or new releases of software and new equipment. If the Company receives a significant number of new releases that are required to be installed for year 2000 compliance late in the calendar year, the year 2000 compliant status of its major internal operating and mission-critical systems could be jeopardized. If the Company's major internal operating systems are not year 2000 compliant in a timely manner, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

VENDORS, FACILITIES AND OTHER THIRD PARTIES

    Viasoft continues to evaluate the year 2000 readiness of its material vendors, facilities, distributors and resellers with respect to IT, as well as non-IT, assets. Viasoft has forwarded questionnaires to many of its material vendors, distributors and resellers and evaluates the responses on a case-by-case basis, placing primary emphasis on its vendors providing critical services. Viasoft has placed the emphasis of its vendor review on its primary vendors, such as payroll services, computer services, telephone services, financial services and principal office locations. Where necessary, the Company has replaced all non-compliant payroll services vendors and telephone systems. In the event that the Company's distributors and resellers are not year 2000 compliant in a timely manner, the Company could experience material adverse consequences with respect to the marketing and sale of its products and, as a result, the Company's business, results of operations and financial condition would be materially and adversely affected. If the Company's major vendors or facilities are not year 2000 compliant in a timely manner, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems.

PRODUCTS

    The Company's development of products and technology is accomplished through
(i) in-house development and (ii) acquisition or license from third parties. The Company continues to evaluate and update its assessment of all of its internally developed and third-party developed products for year 2000 compliance, and believes that all of such products have been designed to satisfy the Company's year 2000 specifications. The Company now provides information on its website to update customers and other interested parties on the year 2000 status of its software products. In addition, Viasoft has completed a mailing to all customers alerting them to the year 2000 problem and referring them to the Company's website for additional information. As part of its ongoing evaluation, the Company developed an internal project plan for the re-testing of its software products pursuant to a methodology designed specifically for the purpose of detecting year 2000 errors. Actual testing began in March and was completed in August 1999 for the most current releases of Viasoft products. Management believes the testing of products licensed by Viasoft from third parties for resale to customer will be completed in October 1999. The Company will continue to monitor and test newly developed or acquired products for year 2000 compliance. In the event that any of the Company's developed or acquired products are not year 2000 compliant in a timely manner, the Company's sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and the Company's business, results of operations and financial condition would be materially and adversely affected.

CONTINGENCY PLANS

     Throughout the past quarter, Viasoft has undertaken contingency planning in the event that its internal operating systems, vendors, facilities, distributors, resellers or products, or any other components of its business operations, fail to operate as a consequence of the year 2000 century date change. As part of this planning process, Viasoft currently plans to address needs such as extra staffing for increased customer support calls, short term use of backup equipment or software, developing manual workaround processes, use of cell phones and temporary relocation of employees. Viasoft expects contingency plans to be in a final form by approximately October 31, 1999, and expects to begin implementation, if required, in November 1999.

BUDGET FOR YEAR 2000 READINESS PROJECT

    The Company has budgeted approximately $6.5 million for its year 2000 compliance program and has incurred approximately $4.2 million of these expenses to date. Costs incurred for year 2000 compliance include internal staff to the extent they are dedicated to the project, a portion of which is expensed in the Company's general and administrative expenses line item and the remainder is expensed in its research and development expenses line item. The Company started incurring these expenses in 1995, when the Company first began the assessment and remediation of internally developed products, and expenses are expected to continue through fiscal year 2000.

    The Company reviews its year 2000 compliance budget every quarter and adjusts for changes in its implementation plan for its internal systems or for product testing and remediation changes. The cost of designing and implementing both the accounting and customer relationship management systems represents a very large portion of the year 2000 compliance budget: $3.0 million of the $6.3 million budgeted. The Company decided to replace these systems several years ago primarily because of business requirements, but the replacement also served the purpose of eliminating two major systems that would otherwise have had to be remediated and tested to become year 2000 compliant. As a result, the costs of these new systems has been included in the year 2000 compliance budget for purposes of this disclosure. Certain costs previously incurred to implement a year 2000 compliant ERP system, approximately $1.6 million, were written off as part of the fourth quarter restructuring due to the Company's reorganization and change to a solutions-driven business model. It was determined that the ERP solution would need to be reworked in order to meet the needs of this new business model. Given the time required to rework the ERP system and the necessity to become year 2000 compliant by its first fiscal 2000 quarter, the Company elected to pursue the less time-consuming solution of upgrading its accounting system to a year 2000 compliant version, discontinued work on the ERP system and wrote-off all of the related costs incurred. These costs have been deducted from the amounts spent to date. The budget was also revised to reflect additional staffing for testing of its software products and the overall management of the year 2000 compliance program. The net effect of the changes made to the year 2000 budget in the fourth quarter was a decrease of $0.2 million. The Company will continue to adjust the budget on a quarterly basis as its year 2000 compliance program progresses.

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

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

    The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or (except as described below) foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars, except in Italy and Spain, where they are denominated in local currency. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $595,000 from foreign currency fluctuations in fiscal 1999 compared to $302,000 in fiscal 1998. The Company's unhedged foreign currency exposure at June 30, 1999, consisted of the following (in thousands):

                         NET SHORT-TERM
                           RECEIVABLES
                         (PAYABLES) WITH   NET INVESTMENT IN   NET RECEIVABLES
                              FOREIGN           FOREIGN         FROM FOREIGN
                           SUBSIDIARIES      SUBSIDIARIES       DISTRIBUTORS       TOTAL
                           ------------        ------------     ------------       -----
Canada                        $ 1,171           $  7,088           $   --        $  8,259
United Kingdom                  1,063             (1,293)              --            (230)
Australia                         816                280               --           1,096
Germany                        (6,723)            17,232               --          10,509
France                          2,478               (917)              --           1,561
Belgium                         1,255               (845)              --             410
Netherlands                       428                (19)              --             409
Mexico                             29                (26)              --               3
Spain                              --                 --            1,057           1,057
Italy                              --                 --              847             847
                              -------           --------           ------        --------
     TOTAL                    $   517           $ 21,500           $1,904        $ 23,921
                              =======           ========           ======        ========

    The Company has not to date sought to hedge the risks associated with fluctuations in foreign exchange rates. The Company continues to evaluate the relative costs and benefits of hedging and may seek to hedge these risks in the future, if appropriate. Gains and losses relating to translation of the financial statements of the Company's foreign subsidiaries are included as a separate component of stockholders' equity and comprehensive income in the Company's Consolidated Financial Statements. See "Factors That May Affect Future Results Risks From International Operations."

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Consolidated Financial Statements, the Notes and Schedule thereto and Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    Each of the persons named below was elected by the stockholders at the last annual meeting to serve as a member of the Company's Board of Directors until the 1999 Annual Meeting of Stockholders and until his successor has been duly elected and qualified. Some of the current directors may resign effective immediately following the purchase of Shares of Viasoft's Common Stock by Compuware pursuant to its tender offer. The names of the current directors and certain information about them, as of August 31, 1999, are set forth below:

                                                                      DIRECTOR
NAME OF NOMINEE           AGE   POSITION                                SINCE
---------------           ---   --------                                -----
Steven D. Whiteman         48   President, Chairman of the Board of     1994
                                Directors, Chief Executive Officer
                                and Director

John J. Barry III(1)(2)    59   Director                                1991

Alexander S. Kuli(2)       54   Director                                1994

J. David Parrish(1)        57   Director                                1994

Arthur C. Patterson(1)     55   Director                                1984

------------
(1) Member of Compensation Committee
(2) Member of Audit and Finance Committee

    Steven D. Whiteman has served as President since November 1998, as Chief Executive Officer and a director since January 1994 and as Chairman of the Board of Directors since April 24, 1997. Mr. Whiteman previously served as President of the Company from May 1993 to April 1998. Prior to that, he served as Vice President of Sales and Marketing of the Company from December 1990. Mr. Whiteman serves on the boards of directors of Unify Corporation and Actuate Corporation.

    John J. Barry III has served as a director of the Company since August 1991. Mr. Barry has served as the President and CEO of Pliant Technologies, Inc. (formerly known as Work Process Systems, Inc.), a software company, since May 1999. Prior to that, Mr. Barry provided strategic and management consulting services to senior management in the information technology and other industries from January 1997 to May 1999. Mr. Barry was the Chairman, President and Chief Executive Officer of Petroleum Information Corporation, an energy industry information solutions company, in Houston, Texas, from May 1991 through December 1996. Mr. Barry serves on the boards of directors of several privately held companies.

    Alexander S. Kuli has served as a director of the Company since April 1994. In April 1998, Mr. Kuli became Advisor to Senior Staff for Tivoli Systems, Inc., a vendor of distributed software products. Prior to that, Mr. Kuli served as Vice President, Worldwide Sales for Tivoli from January 1993 to October 1997 and as Vice President from October 1997 until April 1998. Prior to joining Tivoli, Mr. Kuli served as Vice President, Worldwide Sales for Candle Corporation, a vendor of mainframe systems performance management software, from October 1985 through December 1992. Mr. Kuli serves on the board of directors of Oberon Software, Inc.

    J. David Parrish has served as a director of the Company since January 1994. Mr. Parrish is an independent consultant in the software services industry. Mr. Parrish served as the Senior Vice President of Walker Interactive Systems, Inc., a financial application software company, from November 1989 to August 1997.

    Arthur C. Patterson has served as a director of the Company since September 1984. He served as President of the Company from October 1984 to June 1985. Mr. Patterson is a founder and General Partner of Accel Partners, a venture capital firm. Mr. Patterson also serves on the boards of directors of PageMart Wireless, Inc., Unify Corporation, Actuate Corporation, and Portal Software, Inc. as well as several other privately held software and telecommunication companies.

EXECUTIVE OFFICERS

    The executive officers of the Company are elected to serve annual terms at the first Board of Directors meeting following each annual meeting of stockholders. Certain information concerning the Company's executive officers, as of August 31, 1999, is set forth below:

        NAME            AGE     POSITION
        ----            ---     --------

Steven D. Whiteman       48     President, Chairman of the Board of Directors
                                and Chief Executive Officer

Mark R. Schonau          43     Senior Vice President, Finance and Administration,
                                Chief Financial Officer and Treasurer

Catherine R. Hardwick    40     Vice President, General Counsel and Secretary

Colin J. Reardon         46     Senior Vice President, International Operations

David M. Lee             32     Senior Vice President, Products Division

Kevin J. Donoghue        39     Vice President, North American Sales Division

Timothy W. Brewer        40     Vice President, Services Division

    Information with respect to Mr. Whiteman is set forth above under "Directors."

    Mark R. Schonau has served as Senior Vice President, Finance and Administration, since July 1997, and as Chief Financial Officer and Treasurer since September 1996. Mr. Schonau also served as Vice President, Finance and Administration, from September 1996 to July 1997. He consulted with the Company for a short period of time prior to this employment. Before joining Viasoft, Mr. Schonau served as Chief Financial Officer, Corporate Secretary and Treasurer of CyCare Systems, Inc., a healthcare software company, from October 1989 to August 1996.

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

    David M. Lee has served as Senior Vice President, Products Division since August 1999. He had previously served as Vice President, Products Division since September 1997. Prior to joining the Company in September 1997, Mr. Lee was employed by Tivoli Systems, Inc., a computer software and information services company, where he served as Manager, Development from January 1993 through September 1997.

    Kevin J. Donoghue was named Vice President, North American Sales Division in August 1998. Mr. Donoghue served as Vice President, Western Region, from January 1998 through August 1998, Western Region Sales Director, August 1996 through January 1998 and Account Manager, Sales Representative from December 1993 through August 1996.

    Timothy W. Brewer was named Vice President, Services Division, in April 1999. Mr. Brewer served as Executive Director, Global Services from November 1998 through April 1999, as Director of Consulting Services from May 1998 to November 1998 and as Manager of Viasoft's Solution Provider Program from August 1996 through April 1998. Prior to joining the Company in August 1996, Mr. Brewer was employed by CDI Corporation as Director of Strategic Planning and Technical Development of CDI Managed Information Services from February 1996 to August 1996 and as Director of CDI Information Services-West from August 1994 to February 1996 and Manager CDI System Integration division from August 1993 to August 1994.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    In accordance with Section 16(a) of the Securities Exchange Act of 1934 and the regulations of the SEC, the Company's directors, executive officers and certain other 10% stockholders are required to file reports of ownership and changes in ownership with the Commission and The Nasdaq Stock Market and to furnish the Company with copies of all such reports they file.

    Based solely on its review of the copies of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during fiscal 1999 all filings required under Section 16(a) applicable to its directors, executive officers and 10% stockholders were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

BOARD OF DIRECTORS COMPENSATION

    Each non-employee director is paid an annual retainer of $7,500 upon re-election to the Board of Directors at each annual meeting of stockholders. The Chairman of each standing Committee is paid an annual retainer of $2,000 upon election as Chairman. In addition, in accordance with the Company's policy, non-employee directors are paid a $1,000 fee for attendance, in person, at each Board of Directors meeting and $500 for participation in each telephone Board meeting. Non-employee directors receive a $500 fee for each standing Committee meeting attended. Directors are reimbursed reasonable, out-of-pocket expenses incurred in attending both Board and Committee meetings. Each non-employee director also participates in the Company's Outside Director Stock Option Plan (the "Director Plan"). Pursuant to the Director Plan, each non-employee director who is re-elected to the Board of Directors is automatically granted an option to purchase 10,000 shares of Common Stock. The exercise price for such options is the closing price of Common Stock on that date. Each person who is elected for the first time to be a non-employee director of the Company is automatically granted an option to purchase 20,000 shares of Common Stock, at the closing price of the Common Stock on the grant date, under the terms and conditions of the Director Plan. In addition to the automatic grants awarded pursuant to the Director Plan, on December 4, 1998, each non-employee director was awarded a non-qualified stock option to purchase 6,000 shares of Common Stock at an exercise price of $6.75 per share, under the terms and conditions set forth in the resolutions of the Board and in a stock option agreement, the terms of which are substantially similar to those of the Director Plan.

    Directors who are also employees of the Company receive no additional compensation for serving as a director or committee member.

    Pursuant to the terms of stock options held by non-employee directors, the exercisability of certain options will accelerate upon a change of control as defined in the applicable agreements. In addition, the merger agreement with Compuware provides that the exercisability of all outstanding stock options will accelerate at the time the merger is effective. See the footnotes to the table set forth below under "Security Ownership of Certain Beneficial Owners and Management."

EXECUTIVE COMPENSATION

    The following table sets forth all compensation received for services rendered to the Company in all capacities during the fiscal years ended June 30, 1999, 1998 and 1997, by the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, which ranking is based on salary and bonus earned during the fiscal year ended June 30, 1999 (together, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                       ANNUAL COMPENSATION         COMPENSATION
                                       -------------------         ------------
                                                                    SECURITIES        ALL
                              FISCAL                                UNDERLYING       OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY      BONUS             OPTIONS    COMPENSATION
---------------------------    ----     ------      -----             -------    ------------
Steven D. Whiteman             1999    $230,000    $24,000             63,333       $2,076(1)
Chairman of the Board,         1998    $220,000    $48,595             50,000       $2,817(1)
President and                  1997    $200,000   $181,980                ---       $1,885(1)
Chief Executive Officer

Colin J. Reardon               1999    $192,430   $153,710(2)         105,000(4)   $18,966(3)
Senior Vice President,         1998    $175,777   $121,363(2)          35,000      $14,630(3)
International Operations       1997    $163,256   $202,000(2)          40,000       $8,170(3)


Kevin J. Donoghue (5)          1999    $134,720   $114,452(2)          75,001(4)    $2,076(1)
Vice President, North          1998     $91,775   $141,367(2)          26,667       $2,817(1)
American Sales Division        1997     $79,500   $232,809(2)(6)       10,000      $30,713(1)(7)


Mark R. Schonau                1999    $182,000    $14,000            160,333(4)    $2,076(1)
Senior Vice President,         1998    $171,000    $25,020             35,000       $2,817(1)
F&A CFO & Treasurer            1997    $126,667    $74,821            140,000         $600(1)

David M. Lee (8)               1999    $165,000    $13,000            101,666(4)    $2,076(1)
Vice President,                1998    $122,523    $39,400(9)         103,333      $32,046(1)(10)
Products Division

----------
(1) Amounts represent Company matching and discretionary contributions under the Viasoft, Inc. 401(k) Plan.

(2) Amounts represent bonus and commission payable.

(3) The Company provides a contribution to Mr. Reardon's private pension plan that matches his private contributions, up to a maximum of 5% of his base salary and, beginning in fiscal 1998, 2.5% of his on-target earnings per year. The Company's matching contribution is paid directly to the pension company administering Mr. Reardon's account, on a monthly basis.

(4) Certain of these options were issued pursuant to an option replacement program adopted December 4, 1998. See "Report of the Compensation Committee" and the 10-Year Option/SAR Repricings table below.

(5) Mr. Donoghue became an executive officer during fiscal 1999. Information provided includes all compensation paid to Mr. Donoghue in previous positions held with the Company.

(6)  Includes a relocation bonus of $15,000.

(7) Includes reimbursement of relocation expenses of $30,113, including related gross-up payments for taxes, $2,750 of which is excludable from W-2 gross income but reportable as a fringe benefit.

(8)  Mr. Lee joined the Company in September 1997.

(9)  Includes a signing bonus of $15,000.

(10) Includes reimbursement of relocation expenses of $29,388, including related gross-up payments for taxes, $2,346 of which is excludable from W-2 gross income but reportable as a fringe benefit.

OPTION GRANTS, EXERCISES AND FISCAL YEAR-END VALUES

The following table sets forth certain information regarding stock option grants to the Named Executive Officers during the fiscal year ended June 30, 1999.

                                 OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------
                                                                              POTENTIAL REALIZABLE
                                                                            VALUE AT ASSUMED ANNUAL
                                                                              RATES OF STOCK PRICE
                                                                            APPRECIATION FOR OPTION
                                       INDIVIDUAL GRANTS                            TERM(5)
---------------------------------------------------------------------------------------------------
                                   PERCENT OF
                                      TOTAL
                      NUMBER OF      OPTIONS
                      SECURITIES   GRANTED TO
                      UNDERLYING    EMPLOYEES   EXERCISE OR
                       OPTIONS      IN FISCAL   BASE PRICE     EXPIRATION
NAME                 GRANTED (1)     YEAR(3)    ($/SHARE)(4)      DATE          5%           10%
----                 -----------     -------    -----------       ----          --           ---
Steven D. Whiteman     30,000          3.8         8.875       8/27/2008     $167,443     $424,334
                       33,333                      6.75        12/4/2008     $141,500     $358,588

Colin J. Reardon       30,000          6.4         8.875       8/27/2008     $167,443     $424,334
                       26,667(2)                   6.75        12/4/2008     $113,202     $286,877
                       23,333                      6.75        12/4/2008      $99,049     $251,011
                       25,000                      4.00         3/9/2009      $62,889     $159,374

Kevin J. Donoghue      30,000          4.5         8.875       8/27/2008     $167,443     $424,334
                       18,001(2)                   6.75        12/4/2008      $76,415     $193,680
                        2,000                      6.75        12/4/2008       $8,490      $21,515
                       25,000                      4.00         3/9/2009       $6,288     $159,374

Mark R. Schonau        30,000          9.7         8.875       8/27/2008     $167,443     $424,334
                       82,000(2)                   6.75        12/4/2008     $348,093     $882,136
                       23,333                      6.75        12/4/2008      $99,049     $251,011
                       25,000                      4.00         3/9/2009      $62,889     $159,374

David M. Lee           30,000          6.2         8.875       8/27/2008     $167,443     $424,334
                       33,333(2)                   6.75        12/4/2008     $141,500     $358,588
                       13,333                      6.75        12/4/2008      $56,599     $143,433
                       25,000                      4.00         3/9/2009      $62,889     $159,374
---------------------------------------------------------------------------------------------------

(1) The stock options were granted under the Company's 1997 Plan. Options with respect to 25% of the total shares granted become exercisable on the first anniversary of the date of grant and cumulatively thereafter 6.25% of the total shares granted become exercisable at the end of each three-month period, except for those options granted under the option replacement program adopted December 4, 1998. With respect to options granted under the option replacement program adopted December 4, 1998, options with respect to 33.33% of the total shares granted become exercisable on the first anniversary of the date of grant and cumulatively thereafter 8.258% of the total shares granted become exercisable at the end of each three-month period. See "Report of the Compensation Committee - Stock Option Replacement."

(2) These stock options were granted under the option replacement program adopted December 4, 1998. See "Report of the Compensation Committee - Stock Option Replacement."

(3) Based on an aggregate of 1,651,113 shares subject to options granted to employees in the fiscal year ended June 30, 1999; 382,226 of these shares were granted pursuant to the option replacement program adopted December 4, 1998. See "Report of the Compensation Committee - Stock Option Replacement."

(4) The exercise price per share under each option was equal to the fair market value of the Common Stock on the date of grant.

(5) In accordance with SEC regulations, amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1999
                        AND FISCAL YEAR-END OPTION VALUES

                       SHARES
                      ACQUIRED                    NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                         ON         VALUE        UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
NAME                  EXERCISE   REALIZED(1)   OPTIONS AT FISCAL YEAR END   AT FISCAL YEAR END ($)(2)
----                  --------   -----------   --------------------------   -------------------------
                                                EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
Steven D. Whiteman     10,000      $23,750         138,750/94,583                    -0-/-0-

Colin J. Reardon         --          --            79,791/140,208                 $3,333/$1,667

Mark R. Schonau          --          --            13,126/182,207                    -0-/-0-

David M. Lee             --          --             6,250/115,416                    -0-/-0-

Kevin J. Donoghue        --          --             3,025/77,376                    $1,190/-0-

----------
(1) The "Value Realized" reflects the appreciation on the date of exercise, based on the excess of the fair market value of the shares on the date of exercise over the exercise price. These amounts do not necessarily reflect cash realized upon the sale of those shares, as an executive officer may keep the shares exercised, or sell them at a different time and price.

(2) In accordance with SEC regulations, the "Value" set forth in this column is based on the difference between the fair market value at June 30, 1999 ($3.50 per share as quoted on The Nasdaq Stock Market), and the option exercise price, multiplied by the number of shares underlying the option.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

    On July 14, 1999, the Board adopted the Viasoft, Inc. Change in Control Separation Plan ("Separation Plan"). The plan provides designated executive officers and other key employees with certain separation benefits if a Change in Control (as defined in the Separation Plan) occurs and (i) within nine months thereafter (60 days in the case of the Chief Executive Officer, Chief Financial Officer, Senior Vice-President, International Operations and Vice President and General Counsel) (as applicable, the "Transition Period"), a participant's employment with the Company is terminated either by action of the Company without "Cause" or by the participant's resignation from employment for "Good Reason" (as defined in the Separation Plan) or (ii) a participant elects to resign at the end of the Transition Period. The separation benefits payable in such circumstances include payment of the participant's base salary and reimbursement for COBRA insurance premiums and certain life insurance premiums for a period specified for each participant, ranging from 6 to 18 months, as specified in the Separation Plan. The payment periods for the Named Executive Officers are as follows: Messrs. Whiteman, Reardon and Schonau, 18 months; Messrs. Donoghue and Lee, 12 months. If a participant is entitled to receive a separate severance benefit pursuant to any employment or similar agreement, such participant is entitled to receive benefits under the Separation Plan only if such participant agrees to waive and terminate any right to receive such other severance benefits within 15 days following a change in control.

    Whether or not the Company's proposed merger with Compuware becomes effective, pursuant to the terms of the Company's stock option plans and the various purchase agreements between the Company and each of the executive officers relating to stock options and restricted stock, the Company has agreed to accelerate the vesting of certain options, or waive its right of repurchase, in the case of restricted stock, in the event of a change of control of the Company (as defined in the applicable agreement). Restricted stock agreements and stock options granted to executive officers under the 1986 Stock Option Plan provide that one half of the shares subject to the agreement will automatically vest if the executive officer's employment is terminated or if he suffers a material reduction in his level of responsibility and authority within six months after a change of control of the Company. The 1994 Equity Incentive Plan provides that all outstanding options and other awards granted thereunder vest automatically upon a change in control. Award agreements under the 1997 Plan generally provide for the vesting of options to accelerate to provide the greater of one additional year of vesting or total vesting of one half of the outstanding option upon a change in control of the Company, subject to certain conditions and limitations. In addition, the merger agreement with Compuware provides that all outstanding stock options of the Company will become fully exercisable at the time the merger becomes effective, and that any options not exercised within 30 days of that effective time will automatically expire. As a result, the exercisability of certain options held by Named Executive Officers will accelerate at the time the merger with Compuware is effective. See the footnotes to the table set forth below under "Security Ownership of Certain Beneficial Owners and Management."

    Mr. Reardon was employed by the Company effective August 1, 1994. At that time, the Company entered into an employment agreement with Mr. Reardon that sets forth the basic terms of his employment, including salary, working hours and holidays, vacation and sick time and a car allowance. In addition, the agreement provides that it is terminable by either party upon six months written notice and that the Company may pay Mr. Reardon his salary and contractual benefits for the six-month period in lieu of notice. Alternatively, Mr. Reardon can elect to waive these severance benefits and participate instead in the Separation Plan described above.

    Mr. Schonau has an employment agreement with the Company pursuant to which he is entitled to certain benefits upon a change of control and upon termination of his employment with the Company. If there is a change of control, as defined in the agreement, Mr. Schonau is entitled to at least the same benefit as any other senior vice president might receive. In the case of his termination, without cause, Mr. Schonau is entitled to continue to receive his base salary and certain insurance benefits for a period of six months. Alternatively, Mr. Schonau can elect to waive these severance benefits and participate instead in the Separation Plan described above.

REPORT OF THE COMPENSATION COMMITTEE

    The Compensation Committee of the Board of Directors (the "Compensation Committee") is made up of three non-management directors. Working with the chief executive officer, the Compensation Committee is responsible for developing and implementing compensation policies and programs for the executive officers of the Company. During fiscal 1999, the Compensation Committee also was responsible for administering the 1997 Equity Incentive Plan, the 1994 Equity Incentive Plan, the Deferred Compensation Plan and the Employee Stock Purchase Plan.

    For fiscal 1999, the process utilized by the chief executive officer and the Compensation Committee in determining executive officer compensation levels took into account both qualitative and quantitative factors. Among the factors considered was informal research into compensation levels at other similarly sized companies. However, no formal study was conducted and the Compensation Committee made the final compensation decisions.

COMPENSATION PHILOSOPHY AND OBJECTIVES

    The guiding principle behind the Compensation Committee's compensation programs is to align compensation of executive officers of the Company with the Company's business objectives, desired corporate performance, Company values and stockholder interests. Supporting this philosophy, the objectives of the compensation program are to (i) provide rewards that are closely linked to Company and individual performance, (ii) provide incentives to achieve long-term corporate goals and enhance stockholder value and (iii) ensure that executive compensation is at levels which enable the Company to attract and retain the highly qualified and productive people critical to the long-term success of the Company.

    The key elements of the Company's executive compensation program include a base salary and certain employee benefits, short term performance incentives and long-term equity incentives.

BASE SALARIES AND EMPLOYEE BENEFITS

    Base salaries for executive officers are initially determined by evaluating the responsibilities of the position, the experience and knowledge of the individual and the competitive marketplace for executive talent. Annual salary adjustments, if any, are determined primarily by evaluating the performance of each executive officer, including the individual's contributions to corporate goals, any increases in responsibilities and attainment of specific individual objectives, as well as past performance and potential with the Company. Other factors include growth in the Company's size and complexity, cost of living increases, internal compensation equity considerations and overall Company performance. In July 1998, the base salaries of the then-current executive officers were increased at rates ranging from 4.5% to 6.5%. These specific increases included merit increases for those in the 4.5% to 6% range, and adjustments for market conditions and internal equity, as well as additional responsibilities, for those receiving increases over 6.5%.

    In addition, there were several personnel changes within the executive officer group during fiscal 1999. Four executive officers left the Company during the year and two new executive officers were added. The executive officers that left were provided severance benefits comprised of base salary and insurance benefits for periods ranging from three to six months. The two new executive officers, Kevin J. Donoghue and Timothy W. Brewer, were promoted during the year and received increases of 10% and 17% in base salary, respectively, when promoted.

    Certain employee benefits are also provided to executive officers, including life and health insurance, long-term disability insurance and the right to participate in the Company's Employee Stock Purchase Plan, and either (i) the Company's 401(k) plan and the Deferred Compensation Plan in the United States, or (ii) a private pension plan in the United Kingdom.

SHORT TERM PERFORMANCE INCENTIVES

    EXECUTIVE BONUS PLAN

    Most of the Company's executive officers participated in the Viasoft Executive Bonus Plan for fiscal 1999 (the "Bonus Plan"). The Bonus Plan is designed to reward executive officers for the Company's financial performance above certain set targets. The Compensation Committee uses annual "Net Income" goals, which are based on the Company's internal budget. The Company missed both its internal revenue and earnings target in the first fiscal quarter due to the downturn in the year 2000 market, which occurred faster than expected. Because of the reduced revenue expectations due to the market change, as well as the related reduction in force early in the second quarter of fiscal 1999, the Company restated its internal budget for the rest of the fiscal year. As a result, both the quarterly and annual "Net Income" goals used by the Compensation Committee were revised downward from the original goals set at the beginning of the fiscal year. The annual target bonuses were also reduced accordingly.

    Under the Bonus Plan, the Compensation Committee sets annual target bonuses for each executive officer, based primarily on the degree of responsibility of the officer for the overall achievement of the Company's Net Income goals, taking into consideration other incentive compensation. For example, the potential annual bonus for the Senior Vice President, International Operations, the Vice President, North American Sales Division and Vice President, Services Division under the Bonus Plan was substantially lower than those of many of the other executive officers in light of the potential commissions and quarterly bonuses for such officers described below. The Bonus Plan provided that if the Company achieved at least 85% but less than 90% of the annual goal, one-half of the target bonus would have been paid. If the Company achieved 90% but less than 105% of the annual goal, target bonuses were based on the percent of the goal achieved, with additional incentives if Net Income surpassed the annual goal by five percent or more. Because the Company did not achieve the financial objectives set for fiscal 1999, no annual bonuses were paid under the Bonus Plan. See "Executive Compensation - Summary Compensation Table."

    In addition to annual goals and target bonuses, the Committee also set quarterly target bonuses. Similar to the annual target bonuses, the quarterly target bonuses are based primarily on the degree of responsibility of the officer for the overall achievement of the Company's quarterly "Net Income" goals, which are based on the Company's internal budget, taking into consideration other incentive compensation. For all executive officers other than the Senior Vice President, International Operations, the Vice President, North American Sales Division, and the Vice President, Services Division, the Committee set a quarterly target bonus for achievement of the Company's "Net Income" goal. If the Company did not achieve the quarterly Net Income goal, no target bonus was payable for that quarter, and the target bonus would not be recoverable in subsequent quarters. The quarterly Net Income goals were met in the second and fourth quarters of fiscal 1999. As a result, quarterly bonuses paid under the Bonus Plan totaled an aggregate of $30,500 per quarter for each of the two quarters in which the Net Income goals were met, representing bonuses paid to four officers. In summary, bonuses paid under the Executive Bonus Plan in fiscal 1999 were significantly less than in prior years. No annual bonuses were paid under the Bonus Plan. Of a possible $323,000 payable at 100% performance of annual and quarterly financial targets under the Bonus Plan, the Company paid bonuses in two quarters to four executive officers in an aggregate amount of $61,000.

    REVENUE COMMISSIONS AND BONUSES

    A key component of compensation for executive officers responsible for the sales of products and services of the Company is payment of commissions. Commissions are set at a percentage of revenue derived from the officer's territorial area of responsibility. During fiscal 1999, the Senior Vice President, International Operations and the Vice President, North American Sales Division had compensation plans in which they were assigned revenue quotas that supported the Company's objectives and which provided a set percentage as a commission for revenue received from the license of products and the provision of professional services within their respective territories. The commission rate increased for revenue generated over the assigned quotas. When the Company restated its internal budget in the second quarter, the quotas and commission rates were also adjusted. While the international operations generally met assigned quotas after the second quarter adjustment, the North American Sales operations did not, and the commissions paid under the incentive plans reflect these results. The Vice President, Services Division, was also under a compensation plan that provided for payment of incentive compensation based on revenue attainment. Under this plan, quarterly bonuses were paid based on achievement of at least 80% of services revenue targets for each quarter. Under this plan, Mr. Brewer was paid quarterly revenue bonuses in the first, second and third quarters, aggregating $11,649. As a result of these incentive plans, a significant portion of the compensation of the executive officers who are directly responsible for sales of the Company's products and services is dependent on achieving specified revenue goals. See "Executive Compensation Summary Compensation Table."

    PROFIT BONUSES

    In addition to revenue commissions, the Senior Vice President, International Operations and the Vice President, North American Sales Division were also paid quarterly bonuses based on the achievement of budgeted profit objectives for their assigned territories. The Compensation Committee uses quarterly profitability goals for each territory based on the internal budget. If the applicable territory did not achieve at least 75% of the set quarterly profitability goal, no target bonus was paid for that quarter, and the target bonus would not be recoverable in subsequent quarters. If the operations achieved at least 75% but no more than 90% of the quarterly profitability goal, one-half of the target bonus was paid. If the operations achieved over 90% of the quarterly profitability goal, the target bonus was based on the percent of the goal achieved, with additional incentives if operations surpassed the quarterly profitability goal by 10% or more. This profitability component was designed to provide significant incentives for the Senior Vice President, International Operations and Vice President, North American Sales Division to monitor profitability, as well as revenue. Mr. Reardon received profit bonuses in the second, third and fourth quarters in fiscal 1999 totaling an aggregate of $58,988. Mr. Donoghue received a profit bonus in the second quarter in fiscal 1999 of $10,472. In addition, the Vice President, Services Division was also under a compensation plan that provided for payment of incentive compensation based on profitability. Under this plan, performance targets were set to measure the overall profitability margin achieved on services engagements. Quarterly bonuses were paid based on achievement of at least 80% of the margin targets. Under this plan, Mr. Brewer was paid quarterly margin bonuses in the first and second quarter, aggregating approximately $9,570.

    DISCRETIONARY BONUSES

    Mr. Brewer, Vice President, Services Division, received a discretionary bonus in the second fiscal quarter totaling $5,000, prior to the time he became an executive officer. No executive officers received discretionary bonuses during the year.

    LONG TERM EQUITY INCENTIVES

    Long-term incentive compensation, in the form of stock options or restricted stock, vesting over a period of years, allows the executive officers to share in any appreciation in value of the Company's Common Stock and directly aligns the officers' interests with those of its stockholders. This strategy encourages creation of stockholder value over the long term because the full benefit of the compensation cannot be realized unless stock price appreciation occurs over several years. The Compensation Committee awarded options to executive officers several times during the past fiscal year, believing that equity compensation was particularly important during the reorganization and transition the Company was experiencing to drive the new strategy and retain key management personnel. In granting these options, the Committee considered existing levels of stock ownership, previous grants of stock options, job responsibilities and individual performance. During fiscal 1999, new option grants representing 445,332 shares were awarded to seven executive officers. Replacement options representing 160,001 shares were granted under the Company's stock option replacement program described below, and corresponding options representing 220,000 shares were canceled pursuant to that program. Options representing approximately 298,716 shares were cancelled in connection with the departure of four executive officers. See "Executive Compensation - Option Grants in Last Fiscal Year" and "Stock Option Replacement."

    STOCK OPTION REPLACEMENT

    At a meeting of the Board of Directors held December 4, 1998, the Board reviewed the continued decline of the Company's stock price during calendar year 1998, and it considered the general morale of its employees and the need to retain key personnel, particularly in light of the reduction in force implemented by the Company in October 1998. The Board approved a plan to replace all outstanding options under the 1994 Equity Incentive Plan with an exercise price of $10.00 or more and all outstanding options under the 1997 Equity Incentive Plan with an exercise price of $10.00 or more but less than $30.00. Under this replacement program, the employees could elect to continue to hold the existing options or to have those options replaced with new options granted under the 1997 Equity Incentive Plan. The replacement options were designed to grant two shares of Common Stock for every three shares subject to the replaced option, at an exercise price of $6.75 per share, with a three-year vesting schedule commencing on the date of the new grant. Certain employees held options received pursuant to an option replacement program adopted by the Company on May 5, 1998 (the "1998 Replacement Program") which was described in the Company's Proxy Statement dated October 18, 1998. Under the replacement program approved on December 4, 1998, the holder of an option that had been issued under the 1998 Replacement Program could elect to have that option replaced with a new grant for the same number of shares at the lower price with a new vesting period commencing on December 4, 1998.

    Except for the option replacement program described above and the options which were replaced under the 1998 Replacement Program, the Company has not repriced stock options in the past 10 years. The following table sets forth information with respect to the repricing of stock options held by any executive officer of the Company during the last 10 years.

                                10-YEAR OPTION/SAR REPRICINGS

                                                  MARKET                            LENGTH OF
                                   NUMBER OF     PRICE OF    EXERCISE                ORIGINAL
                                  SECURITIES     STOCK AT    PRICE AT               OPTION TERM
                                  UNDERLYING     TIME OF     TIME OF               REMAINING AT
                                 OPTIONS/SARS   REPRICING   REPRICING      NEW        DATE OF
                                 REPRICED OR        OR          OR      EXERCISE   REPRICING OR
 NAME AND POSITION       DATE      AMENDED      AMENDMENT   AMENDMENT     PRICE      AMENDMENT
--------------------   -------   ------------   ---------   ---------   --------   ------------
Colin J. Reardon       12-4-98      40,000        $6.75       $17.00      $6.75     3 Years, 7 Months
Senior Vice
President,
International
Operations

Kevin J. Donoghue(1)    5-5-98      10,000       $16.00       $49.00     $16.00     5 Years, 5 Months
Vice President,        12-4-98       7,000        $6.75       $13.63      $6.75     9 Years, 6 Months
North American         12-4-98       6,667        $6.75       $16.00      $6.75     9 Years, 5 Months
Sales Division         12-4-98      10,000        $6.75       $42.25      $6.75    3 Years, 11 Months

Mark R. Schonau        12-4-98     123,000        $6.75       $15.88      $6.75     3 Years, 7 Months
Senior VP, Finance
and Administration,
Chief Financial
Officer and
Treasurer

David M. Lee(2)         5-5-98      50,000       $16.00       $49.00     $16.00     5 Years, 5 Months
Senior Vice President, 12-4-98      33,333        $6.75       $16.00      $6.76     9 Years, 5 Months
Products Division

Jean-Luc G.             5-5-98      10,000       $16.00       $49.00     $16.00     5 Years, 5 Months
Valente(3)
Former Senior Vice
President, Marketing

Abbott H. Ezrilov(2)    5-5-98      15,000       $16.00       $49.00     $16.00     5 Years, 5 Months
Former Vice
President, Channel
Sales and Vendor
Relationships

(1) Mr. Donoghue was elected Vice President, North American Sales Division in August 1998.

(2) Messrs. Ezrilov and Lee were elected executive officers of the Company in April 1998. Mr. Ezrilov resigned from the Company on November 2, 1998.

(3) Mr. Valente resigned from his employment with the Company effective September 30, 1998.

    COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

    The compensation for the Company's Chief Executive Officer, Steven D. Whiteman, was determined based on the same policies and criteria as the compensation of the other executive officers, as discussed above. During fiscal 1999, Mr. Whiteman's compensation included a base salary, cash bonuses and stock options. Mr. Whiteman's salary for fiscal 1999 was set at $230,000, an increase of $10,000, or 4.5% from the prior fiscal year. This increase was due to the Compensation Committee's subjective evaluation of Mr. Whiteman's performance in fiscal 1998. A significant portion of Mr. Whiteman's total compensation plan for fiscal 1999 was in the form of cash bonuses under the Bonus Plan, which tied his compensation to the achievement of financial performance objectives; specifically, budgeted Net Income goals. For fiscal 1999, the Compensation Committee increased the portion of variable compensation that was based on the performance of the Company from approximately 33% in fiscal 1998 to over 50% of Mr. Whiteman's total target compensation at 100% performance by the Company of the Net Income goals set in the Bonus Plan. Because the Company did not achieve the financial objectives set, Mr. Whiteman's performance bonuses under the Bonus Plan during fiscal 1999 totaled $24,000, which was a decrease of $24,595, or approximately 51%, from fiscal 1998 and a decrease of $157,980, or approximately 87%, from fiscal 1997. Mr. Whiteman's performance bonuses under the Bonus Plan during fiscal 1999 accounted for approximately 9.4% of his total cash compensation. The Compensation Committee believes that this mix of compensation properly rewards and provides incentives to Mr. Whiteman for his overall responsibility for the performance of the Company.

    TAX CONSIDERATIONS

    In August 1993, as part of the Omnibus Budget Reconciliation act of 1993,
Section 162(m) of the Internal Revenue Code was enacted, which provides for an annual one million dollar limitation on the deduction that an employer may claim for compensation of certain executives. While no one executive officer will approach the one million dollar limitation in cash compensation, it is possible that one or more executive officers will in the future have taxable compensation in excess of one million dollars as a result of the exercise and sale of Viasoft Common Stock received from stock options.

    Section 162(m) of the Code provides certain exceptions to the one million dollar deduction limitation, and it has been the policy of the Compensation Committee to review the possible exceptions and exemptions and to implement them when needed, to the extent feasible and in the best interests of the Company. Consequently, the Compensation Committee recommended and the Company included certain provisions in the 1997 Equity Incentive Plan that exempts stock options and other grants of equity compensation under the 1997 Plan from the one million dollar limitation. Certain previously granted stock options of the Company are not exempt from the one million dollar limitation.

    This report is submitted by the members of the Compensation Committee:

J. David Parrish         John J. Barry III, Chairman         Arthur C. Patterson


COMPANY STOCK PERFORMANCE GRAPH

    The Company Stock Performance Graph below compares the cumulative total stockholder return on the Common Stock of the Company, on a quarterly basis, from March 1, 1995 (the date of its initial public offering) to

June 30, 1999 (the last day of the Company's most recent fiscal year), with the cumulative total return on The Nasdaq Stock Market for United States companies ("Nasdaq Stock Market Index") and the Nasdaq Computer and Data Processing Stocks ("Nasdaq Computer Index") over the same period. This graph assumes a $100 investment at March 1, 1995 in the Company's Common Stock and in each of the indexes and reinvestment of all dividends, if any.

    The graph displayed below is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph is not intended to reflect the Company's forecast of future financial performance.

[Viasoft-Company Stock Performance Graph]

                                                         VIASOFT                    NASDAQ US                NASDAQ COMP&DP
                                                         -------                    ---------                --------------
'3/1/95'                                                  100.00                     100.00                      100.00
'6/30/95'                                                 164.06                     118.07                      126.19
'6/28/96'                                                 807.81                     151.59                      167.60
'6/30/97'                                                1268.75                     184.36                      211.58
'6/30/98'                                                 404.69                     242.74                      319.62
'6/30/99'                                                  87.50                     347.19                      487.61

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of August 31, 1999, by (i) each stockholder who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each executive officer of the Company named in the Summary Compensation Table below, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group.

                                             AMOUNT AND NATURE
                                               OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER            OWNERSHIP(1)          PERCENT(1)
------------------------------------            ------------          ----------
T. Rowe Price Associates (2)                      1,225,800              6.8
100 East Pratt Street
Baltimore, MD 21202

Steven D. Whiteman (3)                              393,070               2.2

Colin J. Reardon (4)                                112,855                 *

Arthur C. Patterson (5)                              84,581                 *

Alexander S. Kuli (6)                                39,668                 *

John J. Barry III (7)                                33,495                 *

J. David Parrish (8)                                 24,336                 *

Mark R. Schonau (9)                                  35,714                 *

David M. Lee (10)                                    16,212                 *

Kevin J. Donoghue (11)                               13,422                 *

All Executive Officers and Directors as a           797,906               4.4
   Group (11 persons) (12)

----------
* Represents beneficial ownership of less than 1%.

(1) Except as otherwise noted, and subject to community property laws where applicable, each of the stockholders named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by the stockholder. Applicable percentages are based on 17,948,880 shares of Common Stock outstanding as of August 31, 1999, adjusted as required by rules promulgated by the Commission.

(2) The 1,211,400 shares held are owned by various individual and institutional investors, including T. Rowe Price Small-Cap Stock Fund, Inc. (which owns 968,000 shares representing 5.4% of the shares outstanding), for which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities; Price Associates has sole dispositive power for the entire 1,225,800 shares and sole voting power for 210,500 shares.

(3) Includes 38,000 shares held by a trust for the benefit of Steven D. and Beverly C. Whiteman, of which Mr. Whiteman is trustee, and 149,377 shares that Mr. Whiteman may acquire upon the exercise of options exercisable within 60 days of August 31, 1999, 21,876 of which have an exercise price that exceeds the Offer Price. An additional 83,956 shares may be acquired upon the exercise of options that become exercisable at the time the Merger is effective, 28,124 of which have an exercise price that exceeds $9.00. See "Employment Contracts and Change-in-Control Arrangements" above

(4) Includes 102,812 shares that Mr. Reardon may acquire upon the exercise of options exercisable within 60 days of August 31, 1999, 15,313 of which have an exercise price that exceeds the Offer Price. An additional 117,187 shares may be acquired upon the exercise of options that become exercisable at the time the Merger is effective, 19,687 of which have an exercise price that exceeds the Offer Price. See "Employment Contracts and Change-in-Control Arrangements" above.

(5) Includes 36,668 shares that Mr. Patterson may acquire upon the exercise of options exercisable within 60 days of August 31, 1999, 10,000 of which have an exercise price that exceeds the Offer Price. An additional 26,000 shares may be acquired upon the exercise of options that become exercisable at the time the Merger is effective, 10,000 of which have an exercise price that exceeds the Offer Price. See "Employment Contracts and Change-in-Control Arrangements" above.

(6) Includes 36,668 shares that Mr. Kuli may acquire upon the exercise of options exercisable within 60 days of August 31, 1999, 10,000 of which have an exercise price that exceeds the Offer Price. An additional 26,000 shares may be acquired upon the exercise of options that become exercisable at the time the Merger is effective, 10,000 of which have an exercise price that exceeds the Offer Price. See "Employment Contracts and Change-in-Control Arrangements" above.

(7) Includes 10,000 shares that Mr. Barry may acquire upon the exercise of options exercisable within 60 days of August 31, 1999, all of which have an exercise price that exceeds the Offer Price. An additional 26,000 shares may be acquired upon the exercise of options that become exercisable at the time the Merger is effective, 10,000 of which have an exercise price that exceeds the Offer Price. See "Employment Contracts and Change-in-Control Arrangements" above.

(8) Includes 23,668 shares that Mr. Parrish may acquire upon the exercise of options exercisable within 60 days of August 31, 1999, 10,000 of which have an exercise price that exceeds the Offer Price. An additional 26,000 shares may be acquired upon the exercise of options that become exercisable at the time the Merger is effective, 10,000 of which have an exercise price that exceeds the Offer Price. See "Employment Contracts and Change-in-Control Arrangements" above.

(9) Includes 22,814 shares that Mr. Schonau may acquire upon the exercise of options exercisable within 60 days of August 31, 1999, 15,313 of which have an exercise price that exceeds the Offer Price. An additional 172,519 shares may be acquired upon the exercise of options that become exercisable at the time the Merger is effective, 19,687 of which have an exercise price that exceeds the Offer Price. See "Employment Contracts and Change-in-Control Arrangements" above.

(10) Includes 15,000 shares that Mr. Lee may acquire upon the exercise of options exercisable within 60 days of August 31, 1999, 7,500 of which have an exercise price that exceeds the Offer Price. An additional 106,666 shares may be acquired upon the exercise of options that become exercisable at the time the Merger is effective, 12,500 of which have an exercise price that exceeds the Offer Price. See "Employment Contracts and Change-in-Control Arrangements" above.

(11) Includes 10,651 shares that Mr. Donoghue may acquire upon the exercise of options exercisable within 60 days of August 31, 1999, 750 of which have an exercise price that exceeds the Offer Price. An additional 69,750 shares may be acquired upon the exercise of options that become exercisable at the time the Merger is effective, 2,250 of which have an exercise price that exceeds the Offer Price. See "Employment Contracts and Change-in-Control Arrangements" above.

(12) Includes 441,472 shares that all current executive officers and directors may acquire upon the exercise of options exercisable within 60 days of August 31, 1999, 123,565 of which have an exercise price that exceeds the Offer Price. An additional 765,764 shares may be acquired upon the exercise of options that become exercisable at the time the Merger is effective, 136,935 of which have an exercise price that exceeds the Offer Price. See "Employment Contracts and Change-in-Control Arrangements" above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See "Executive Compensation - Employment Contracts and Change-in-Control Arrangement."

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

   (2) Consolidated Financial Statement Schedules.

       Report of Independent Public Accountants. See page F-2 of this report.

       Schedule II, Valuation and Qualifying Accounts and Reserves. See page F-29 of this report.

   (3) Exhibits:

       The following exhibits are filed herewith or incorporated by reference.


     EXHIBIT
     NUMBER                          DESCRIPTION OF EXHIBIT
     ------                          ----------------------
      2.1         Stock Purchase Agreement among Viasoft, Inc., LfA-Gesellschaft fur Vermogensverwaltung GmbH (LfA-GV), Werner Dreesbach, Elga
                  Dreesbach, Christoph Rottger, and Valerie Rottger, dated
                  November 11, 1996 (incorporated herein by reference to Exhibit
                  2.1 to the Company's Form 8-K dated December 20, 1996)

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

      4.4         Certificate of Designation of Series A Junior Participating
                  Preferred Stock (incorporated herein by reference to the Company's Form 10-K for fiscal year 1998)

      4.5         Agreement and Plan of Merger dated July 14, 1999, among
                  Compuware Company, CV Acquisition, Inc., a wholly owned subsidiary of Compuware and the Company (incorporated herein by reference to Exhibit 4 to the Company's Form 14D-9 filed on July 22, 1999)

      4.6         Rights Plan Amendment (incorporated herein by reference to
                  Exhibit 9 to Schedule 14D-9, dated July 22, 1999)

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

     10.10(2)(3)  Consulting and Employment Agreement between the Company and
                  Mark R. Schonau (incorporated herein by reference to Exhibit
                  10.4 to the Company's Form 10-Q for the quarter ended
                  September 30, 1996)

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

     10.14(2)(4)  Viasoft FY98 Executive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997)

     10.15(2)(4)  FY98 Incentive Plan for Executive Vice President (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1997)

     10.16(2)(4)  FY98 Incentive Plan for Senior Vice President, International
                  Operations (incorporated

                  herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1997)

     10.17(2) Consulting Agreement between the Company and Michael A. Wolf dated August 1, 1997 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended
                  September 30, 1997)

     10.18(2) Viasoft, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1997)

     10.19(2)     Amendment No. 1 to the Viasoft, Inc. Deferred Compensation
                  Plan, dated as of June 30, 1998 (incorporated herein by reference to the Company's Form 10-K for fiscal year 1998)

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

     10.22(1)(2)  Viasoft, Inc. Deferred Compensation Plan, as Amended and
                  Restated, dated as of July 1, 1999

     11(1)        Computation of Earnings per Share

     21(1)        Subsidiaries of the Company

     23(1)        Consent of Arthur Andersen LLP

     24(1)        Powers of Attorney

     27(1)        Financial Data Schedules

----------

(1) Filed herewith.

(2) Management contract or compensation plan or arrangement.

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

   (B) REPORTS ON FORM 8-K.

   The Company filed a Current Report on Form 8-K with the SEC on July 15, 1999, with respect to Compuware's tender offer to purchase all shares of Viasoft stock.

   (C)EXHIBITS.

   The list of Exhibits required by Item 601 of Regulation S-K is included in
Item 14(a)(3) above.

   (D) FINANCIAL STATEMENT SCHEDULES.

   See Item 14(a)(2) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this day of September 27, 1999.

                                             Viasoft, Inc.

                                             By: /s/ STEVEN D. WHITEMAN
                                                 -------------------------------
                                                     Steven D. Whiteman
                                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               SIGNATURE                      TITLE                DATE
               ---------                      -----                ----
       /s/ STEVEN D. WHITEMAN
--------------------------------------
         Steven D. Whiteman              Chief Executive     September 27, 1999
                                         Officer, Director

        /s/ MARK R. SCHONAU
--------------------------------------
          Mark R. Schonau                Chief Financial      September 27, 1999
                                         Officer, Chief
                                         Accounting Officer

*        JOHN J. BARRY III
--------------------------------------
         John J. Barry III               Director             September 27, 1999

*        ALEXANDER S. KULI
--------------------------------------
         Alexander S. Kuli               Director             September 27, 1999

*        J. DAVID PARRISH
--------------------------------------
         J. David Parrish                Director             September 27, 1999

*        ARTHUR C. PATTERSON
--------------------------------------
         Arthur C. Patterson             Director             September 27, 1999

* By: /s/ STEVEN D. WHITEMAN
--------------------------------------
         Attorney-in-Fact

                         VIASOFT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants .............................       F-2
Consolidated Balance Sheets ..........................................       F-3
Consolidated Statements of Operations ................................       F-4
Consolidated Statements of Stockholders' Equity ......................       F-5
Consolidated Statements of Comprehensive Income ......................       F-6
Consolidated Statements of Cash Flows ................................       F-7
Notes to Consolidated Financial Statements ...........................       F-8
Schedule II - Valuation and Qualifying Accounts and Reserves
   Years Ended June 30, 1999, 1998 and 1997 ..........................      F-29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Viasoft, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Viasoft, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viasoft, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II of Part IV, Item 14 herein is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  September 20, 1999

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                         JUNE 30,
                                                                               --------------------------
                                                                                  1999             1998
                                                                               ---------        ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents (Note 1) ...................................       $  25,609        $  37,809
  Investments, at amortized cost (Note 3) ..............................          55,650           63,294
  Accounts receivable (less allowance for doubtful accounts of $829
    and $815, at June 30, 1999 and 1998 respectively) ..................          23,632           33,227
  Prepaid expenses and other (Notes 4 and 8) ...........................           5,966            7,774
                                                                               ---------        ---------
         Total current assets ..........................................         110,857          142,104
                                                                               ---------        ---------
Furniture and equipment, net (Note 1) ..................................           6,349            7,609
                                                                               ---------        ---------
Other assets (Notes 2):
  Investments, at amortized cost (Note 3) ..............................           4,791            2,502
  Intangible assets, net (Note 1) ......................................           4,232            6,751
  Long-term deferred tax asset .........................................           7,527              689
  Other ................................................................             413            2,722
                                                                               ---------        ---------
         Total other assets ............................................          16,963           12,664
                                                                               ---------        ---------
         Total assets ..................................................       $ 134,169        $ 162,377
                                                                               =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................       $   1,012        $   1,733
  Accrued compensation .................................................           2,488            4,390
  Accrued income taxes payable .........................................           2,966            5,113
  Restructuring reserves ...............................................           3,278               --
  Other accrued expenses ...............................................           9,949           13,768
  Deferred revenue (Note 1) ............................................          19,541           20,843
                                                                               ---------        ---------
         Total current liabilities .....................................          39,234           45,847
                                                                               ---------        ---------
Deferred revenue, recognized after one year (Note 1) ...................             206              542
                                                                               ---------        ---------
Other long term liabilities ............................................              99              130
                                                                               ---------        ---------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares authorized,
    no shares issued and outstanding ...................................              --               --
  Common stock, $.001 par value, 48,000,000 shares authorized;
    19,456,133 shares issued at June 30, 1999 and 1998,
    respectively (Notes 5 and 6) .......................................              19               19
  Capital in excess of par value .......................................         122,989          125,626
  Common stock subscriptions receivable (Note 6) .......................              --              (31)
  Accumulated deficit ..................................................         (15,485)          (6,995)
  Cumulative translation adjustment (Note 1) ...........................            (814)            (580)
  Treasury stock, at cost, 1,550,296 and 135,000 shares at June 30, 1999
    and 1998, respectively (Note 6) ....................................         (12,079)          (2,181)
                                                                               ---------        ---------
         Total stockholders' equity ....................................          94,630          115,858
                                                                               ---------        ---------
         Total liabilities and stockholders' equity ....................       $ 134,169        $ 162,377
                                                                               =========        =========


 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          YEAR ENDED JUNE 30,
                                                             -------------------------------------------
                                                                1999             1998             1997
                                                             ---------        ---------        ---------
Revenues:
  Software license fees ..............................       $  44,989        $  65,122        $  40,292
  Maintenance fees ...................................          33,718           28,865           21,010
  Professional services fees .........................          25,526           19,615           23,832
  Other ..............................................              39               85              178
                                                             ---------        ---------        ---------
          Total revenues .............................         104,272          113,687           85,312
                                                             ---------        ---------        ---------
Operating expenses:
  Cost of software license and maintenance fees ......          15,596           12,737            4,345
  Cost of professional services fees .................          22,312           18,537           18,316
  Sales and marketing ................................          41,031           42,131           31,573
  Research and development ...........................          13,968           16,392            7,893
  Write-off of purchased in-process research and
     development .....................................           5,013            8,559           26,958
  General and administrative .........................          11,362            7,849            6,319
  Restructuring charges ..............................          12,291               --               --
                                                             ---------        ---------        ---------
          Total operating expenses ...................         121,573          106,205           95,404
                                                             ---------        ---------        ---------
Income (loss) from operations ........................         (17,301)           7,482          (10,092)
                                                             ---------        ---------        ---------
Other income (expense):
  Interest income ....................................           4,300            4,917            1,309
  Interest expense ...................................              (3)              (5)             (45)
  Other income (expense), net ........................            (678)            (317)            (546)
                                                             ---------        ---------        ---------
          Total other income .........................           3,619            4,595              718
                                                             ---------        ---------        ---------
Income (loss) before income taxes ....................         (13,682)          12,077           (9,374)
  Income tax (benefit)/provision .....................          (5,192)           4,142            6,062
                                                             ---------        ---------        ---------
Net income (loss) ....................................       $  (8,490)       $   7,935        $ (15,436)
                                                             =========        =========        =========

Basic earnings (loss) per common share (Notes 1 and 7)       $    (.46)       $     .42        $    (.90)
                                                             =========        =========        =========
Weighted average number of common shares
  outstanding (Notes 1 and 7) ........................          18,308           18,999           17,212
                                                             =========        =========        =========
Diluted earnings (loss) per common and common
  share equivalent (Notes 1 and 7) ...................       $    (.46)       $     .40        $    (.90)
                                                             =========        =========        =========
Weighted average number of common and common
  share equivalents outstanding (Notes 1 and 7) ......          18,308           19,799           17,212
                                                             =========        =========        =========


 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                        COMMON STOCK                        COMMON
                                                   -----------------------   CAPITAL IN      STOCK       ACCUMULATED   CUMULATIVE
                                                                 NUMBER       EXCESS OF   SUBSCRIPTIONS   EARNINGS     TRANSLATION
                                                     AMOUNT     OF SHARES     PAR VALUE    RECEIVABLE     (DEFICIT)    ADJUSTMENT
                                                   ----------   ----------   ----------   -------------  -----------   -----------
Balance at June 30, 1996 .......................   $       17   16,718,556   $   27,771    $      (59)   $      506    $       24
  Sale of common stock, net ....................           --      299,636        1,281            --            --            --
  Exercise of options, net .....................           --      279,468          914            --            --            --
  Shares issued in connection with
    acquisition of R&O Software-Technik (Note 2)            1      425,112       12,805            --            --            --
  Income tax benefit relating to stock
    plans (Note 4) .............................           --           --        1,199            --            --            --
  Payments on common stock subscriptions
    receivable (Note 6) ........................           --           --           --             4            --            --
  Net loss .....................................           --           --           --            --       (15,436)           --
  Translation adjustment .......................           --           --           --            --            --          (331)
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Balance at June 30, 1997 .......................           18   17,722,772       43,970           (55)      (14,930)         (307)
  Sale of common stock, net ....................           --       90,239          980            --            --            --
  Secondary offering, net (Note 6) .............            1    1,465,000       75,360            --            --            --
  Treasury stock purchased (Note 6) ............           --           --           --            --            --            --
  Exercise of options, net .....................           --      178,122        1,818            --            --            --
  Income tax benefit relating to stock plans
    (Note 4) ...................................           --           --        3,498            --            --            --
  Payments on common stock subscriptions
    receivable (Note 6) ........................           --           --           --            24            --            --
  Net income ...................................           --           --           --            --         7,935            --
  Translation adjustment .......................           --           --           --            --            --          (273)
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Balance at June 30, 1998 .......................           19   19,456,133      125,626           (31)       (6,995)         (580)
  Sale of common stock, net ....................           --           --       (1,406)           --            --            --
  Treasury stock purchased (Note 6) ............           --           --           --            --            --            --
  Exercise of options, net .....................           --           --       (1,283)           --            --            --
  Income tax benefit relating to stock plans
    (Note 4) ...................................           --           --           52            --            --            --
  Payments on common stock subscriptions
    receivable (Note 6) ........................           --           --           --            31            --            --
  Net loss .....................................           --           --           --            --        (8,490)           --
  Translation adjustment .......................           --           --           --            --            --          (234)
                                                   ----------   ----------   ----------    ----------    ----------    ----------
Balance at June 30, 1999 .......................   $       19   19,456,133   $  122,989    $       --    $  (15,485)   $     (814)
                                                   ==========   ==========   ==========    ==========    ==========    ==========

                                                         TREASURY STOCK
                                                    ------------------------
                                                                    NUMBER
                                                      AMOUNT       OF SHARES       TOTAL
                                                    ----------    ----------    ----------
Balance at June 30, 1996 .......................            --            --    $   28,259
  Sale of common stock, net ....................            --            --         1,281
  Exercise of options, net .....................            --            --           914
  Shares issued in connection with
    acquisition of R&O Software-Technik (Note 2)            --            --        12,806
  Income tax benefit relating to stock
    plans (Note 4) .............................            --            --         1,199
  Payments on common stock subscriptions
    receivable (Note 6) ........................            --            --             4
  Net loss .....................................            --            --       (15,436)
  Translation adjustment .......................            --            --          (331)
                                                    ----------    ----------    ----------
Balance at June 30, 1997 .......................            --            --        28,696
  Sale of common stock, net ....................            --            --           980
  Secondary offering, net (Note 6) .............            --            --        75,361
  Treasury stock purchased (Note 6) ............        (2,181)      135,000        (2,181)
  Exercise of options, net .....................            --            --         1,818
  Income tax benefit relating to stock plans
    (Note 4) ...................................            --            --         3,498
  Payments on common stock subscriptions
    receivable (Note 6) ........................            --            --            24
  Net income ...................................            --            --         7,935
  Translation adjustment .......................            --            --          (273)
                                                    ----------    ----------    ----------
Balance at June 30, 1998 .......................        (2,181)      135,000       115,858
  Sale of common stock, net ....................         2,186      (170,801)          780
  Treasury stock purchased (Note 6) ............       (13,689)    1,704,500       (13,689)
  Exercise of options, net .....................         1,605      (118,403)          322
  Income tax benefit relating to stock plans
    (Note 4) ...................................            --            --            52
  Payments on common stock subscriptions
    receivable (Note 6) ........................            --            --            31
  Net loss .....................................            --            --        (8,490)
  Translation adjustment .......................            --            --          (234)
                                                    ----------    ----------    ----------
Balance at June 30, 1999 .......................    $  (12,079)    1,550,296    $   94,630
                                                    ==========    ==========    ==========


  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)


                                                            YEAR ENDED JUNE 30
                                                 ----------------------------------------
                                                   1999            1998            1997
                                                 --------        --------        --------
Net (loss) income ...........................    $ (8,490)       $  7,935        $(15,436)

Other comprehensive income, net of tax
  Foreign currency translation adjustments ..        (145)           (180)           (215)
                                                 --------        --------        --------
Comprehensive (loss) income .................    $ (8,635)       $  7,755        $(15,651)
                                                 ========        ========        ========


 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           YEAR ENDED JUNE 30,
                                                               -------------------------------------------
                                                                  1999             1998             1997
                                                               ---------        ---------        ---------
OPERATING ACTIVITIES:
  Net income (loss) ....................................       $  (8,490)       $   7,935        $ (15,436)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Restructuring charges ............................           5,902               --               --
      Write-off of purchased in-process research and
       development .....................................           5,013            8,559           26,958
     Depreciation and amortization .....................           5,703            3,698            1,826
     Provision for bad debts ...........................           1,265              280              525
     Loss on disposal of fixed assets ..................              31               --               26
     Changes in operating assets and liabilities net
        of effect of businesses acquired:
       (Increase) decrease in accounts receivable ......           8,330          (12,132)          (3,713)
       Increase in prepaid expenses and other assets ...          (3,728)          (5,983)          (3,180)
       Increase (decrease) in accounts payable and other
        accrued expenses ...............................          (2,148)           2,269           (2,343)
       Increase (decrease) in accrued compensation .....          (1,902)           1,081            1,818
       Increase (decrease) in accrued income taxes
        payable ........................................          (2,147)           5,335            2,651
       Increase (decrease) in deferred revenue .........          (1,669)           2,800            6,004
                                                               ---------        ---------        ---------
          Total adjustments ............................          14,650            5,907           30,572
                                                               ---------        ---------        ---------
       Net cash provided by operating activities .......           6,160           13,842           15,136
                                                               ---------        ---------        ---------
INVESTING ACTIVITIES:
  Capital expenditures .................................          (4,078)          (5,655)          (2,747)
  Cash paid for businesses acquired, net of cash
     acquired (Note 2) .................................          (6,625)          (8,958)         (10,225)
  Cash paid for acquisition of customer list ...........              --             (530)              --
  Sale or maturity of investments ......................          88,911           66,482           36,098
  Purchase of investments ..............................         (83,805)        (111,602)         (32,497)
                                                               ---------        ---------        ---------
          Net cash used in investing activities ........          (5,597)         (60,263)          (9,371)
                                                               ---------        ---------        ---------
FINANCING ACTIVITIES:
  Purchase of treasury stock, net ......................         (12,535)          (2,181)              --
  Proceeds from issuance of common stock ...............              --           78,978            2,196
  Payments of short term debt (Note 2) .................              --               --           (4,099)
  Principal payments on obligations under capital
     leases ............................................              --               --              (43)
  Payments for offering costs ..........................              --             (819)              --
  Payments received on common stock subscriptions
     receivable ........................................              31               24                4
                                                               ---------        ---------        ---------
          Net cash provided by (used in) financing
            activities .................................         (12,504)          76,002           (1,942)
                                                               ---------        ---------        ---------
Effect of exchange rate changes on cash ................            (259)            (273)            (331)
                                                               ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents ...         (12,200)          29,308            3,492
Cash and cash equivalents, beginning of year ...........          37,809            8,501            5,009
                                                               ---------        ---------        ---------
Cash and cash equivalents, end of year .................       $  25,609        $  37,809        $   8,501
                                                               =========        =========        =========
Supplemental cash flow information:
  Income taxes paid ....................................       $   3,825        $   2,444        $   2,934
  Income tax benefit related to stock plans ............       $      52        $   3,498        $   1,199
  Interest paid ........................................       $       3        $      --        $      46


 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

    Viasoft, Inc. and its subsidiaries (the "Company") provide business solutions that help enable organizations worldwide to understand, manage, evolve, reuse, transition and modernize mission-critical enterprise applications that support their fundamental business processes. The Company also provides professional services to large corporations and public entities to help them effectively manage and automate the evolution of their existing applications. The Company markets its products and services through its United States sales force, both domestically and in Canada, and through a network of resellers for its desktop solutions. The Company operates through its wholly-owned subsidiaries in Australia, the United Kingdom, Germany, France, Belgium, the Netherlands, Canada and Mexico and an established network of semi-exclusive distributors and a network of resellers for its desktop solutions in other international markets.

PROPOSED ACQUISITION OF THE COMPANY

    On July 15, 1999, Viasoft and Compuware announced the execution of a merger agreement providing for Compuware to acquire Viasoft through a cash tender offer followed by a merger ("Merger"). As contemplated by the merger agreement, on July 22, 1999, a wholly-owned subsidiary of Compuware, CV Acquisition, Inc., offered to purchase all outstanding shares of Viasoft's Common Stock for $9.00 per share on the terms and conditions of an offer to purchase submitted to the Viasoft shareholders. Following completion of the tender offer and subject to satisfaction of certain conditions, CV Acquisition, Inc. will be merged into Viasoft, with Viasoft surviving as a wholly-owned subsidiary of Compuware. This offer had an original expiration date of August 19, 1999, which subsequently was extended to September 20, 1999, and has now been extended to October 12, 1999. The expiration date may be further extended by CV Acquisition, Inc.

    Viasoft believes that its business, results of operation, financial condition and liquidity have been materially adversely affected by the announcement of the proposed acquisition by Compuware. Relationships with customers have been adversely affected and revenues from product licenses and professional services have declined as customers have delayed or reconsidered purchase decisions. In addition, the Company has experienced some employee attrition as a result of the announcement of the Compuware transactions. The Company believes that its business, results of operations, financial condition and liquidity would be further materially adversely affected if these transactions are not completed within the next 30-60 days. In particular, Viasoft believes that its relationships with its customers and employees would be seriously damaged. Consummation of the proposed acquisition of Viasoft by Compuware is subject to certain conditions, including the condition that at least a majority of the shares of Viasoft Common Stock outstanding on a fully-diluted basis are tendered and not withdrawn. Consummation of the acquisition is also subject to the expiration or termination of applicable antitrust waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act. On September 20, 1999, Compuware announced that it was extending the tender offer through October 12, 1999. Compuware extended the offer to allow sufficient time to comply with the DOJ's request for additional information and to allow the Antitrust Division of the U.S. Department of Justice to complete its investigation pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. The Antitrust Division could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the purchase of shares pursuant to the tender offer or seeking divestiture of the shares so acquired or divestiture of substantial assets of Compuware or the Company. There can be no assurance that a challenge to the Offer on antitrust grounds will not be made, or if such a challenge is made, what the result will be.

     In addition, the merger agreement with Compuware imposes restrictions on Viasoft's conduct of its business and its ability to take certain actions without Compuware's consent. These restrictions could have a material adverse affect on Viasoft's business.

SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Viasoft, Inc. and its subsidiaries Viasoft International, Inc.; Viasoft Pty. Ltd. (Viasoft Pty); Viasoft U.K. Limited (Viasoft UK); Viasoft International GmbH (Viasoft Germany); Viasoft Software Development & Co., KG; Viasoft Software Development Geschaftsfuhrungs GmbH; Viasoft France, S.A.S. (Viasoft France); Viasoft de Mexico, S.A. de C.V.; Viasoft Belgium, S.A.; Viasoft Netherlands, B.V. and Viasoft Canada Company. The subsidiary books are prepared in local currency and converted at time of consolidation to U.S. dollars using the exchange rate at the balance sheet date for balance sheet items and an average exchange rate during the period presented for income and expense items. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

    Revenue is recognized in accordance with SOP 97-2, "Software Revenue Recognition" and SOP 98-9, "Software Revenue Recognition, with Respect to Certain Transactions." Accordingly, revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer or a purchase order from a reseller after receipt of an executed reseller agreement and any remaining obligations under the license agreement are insignificant. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized generally as related services are provided. Professional services do not involve significant customization, modification or production of the licensed software.

    Revenue generated by domestic operations from sales to unaffiliated foreign customers was 6%, 7% and 5% of total revenues in the years ended June 30, 1999, 1998 and 1997, respectively. See Note 9 to the Consolidated Financial Statements.

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

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, consist primarily of trade accounts receivable. The Company's customer base is primarily Global 5000 and similarly sized organizations worldwide, and the Company's reseller and international distributor network. The Company does not require collateral upon delivery of its products.

FURNITURE, EQUIPMENT AND SOFTWARE

    Furniture, equipment and software is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of two to five years. In March 1998, the American Institute of Certified Public Accountants released SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted this statement in fiscal 1998 and there was no cumulative catch up upon adoption. The Company amortizes its software on a straight-line basis over its estimated useful life of five years. Depreciation and amortization expense was approximately $3,349,000, $2,414,000 and $1,266,000 in the years ended June 30, 1999, 1998 and 1997, respectively. Furniture, equipment and software consist of the following (in thousands):


                                                               JUNE 30,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
Computer equipment .................................   $  5,522        $  7,169
Office furniture and equipment .....................      4,222           4,068
Capitalized software for internal use ..............      2,468           1,926
Capitalized leased equipment .......................        328             380
                                                       --------        --------
  Total ............................................     12,540          13,543
Less:  Accumulated depreciation and amortization ...     (6,191)         (5,934)
                                                       --------        --------
Net furniture, equipment and software ..............   $  6,349        $  7,609
                                                       ========        ========

INTANGIBLE ASSETS

    The Company has recorded certain intangible assets in connection with the acquisition of various businesses or licensing of software (see Note 2 to the Consolidated Financial Statements). Intangible assets consist of the following (in thousands):


                                                                 JUNE 30,
                                                          ----------------------
                                                            1999           1998
                                                          -------        -------
Purchased software ...................................    $ 3,357        $ 3,680
Cost in excess of fair value of net assets acquired
   ("goodwill") ......................................      2,420          2,441
Assembled workforce ..................................      1,039          1,130
Customer lists .......................................      1,330          1,330
                                                          -------        -------
  Total ..............................................      8,146          8,581
Less:  Accumulated amortization ......................     (3,914)        (1,830)
                                                          -------        -------
Net intangible assets ................................    $ 4,232        $ 6,751
                                                          =======        =======

    Total amortization expense was approximately $2,354,000, $1,286,000 and $544,000 in fiscal 1999, 1998 and 1997, respectively, of which amortization of purchased software which is included in the cost of software license and maintenance fees was $1,167,000, $611,000 and $233,000 in fiscal 1999, 1998 and
1997, respectively. All other amortization is shown in general and administrative expense.

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," all noncurrent assets both tangible and intangible that are to be held and used are reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of the asset in question may not be recoverable. As part of the first and fourth quarter 1999 restructuring charges, certain assets were considered to be impaired and approximately $5.2 million of these assets were written off or down to their net realizable value. See Note 11 to the Consolidated Financial Statements.

PRODUCT DEVELOPMENT

    Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. In addition, the Company has and plans to continue to purchase software from third parties. Purchased software is also accounted for in accordance with SFAS No. 86. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial, and therefore no internal software development costs have been capitalized by the Company to date.

FOREIGN CURRENCY TRANSLATION

    Financial information relating to the Company's foreign subsidiaries is reported in accordance with SFAS No. 52, "Foreign Currency Translation." The net foreign currency transaction loss in the years ended June 30, 1999, 1998 and 1997, was approximately $595,000, $302,000 and $704,000, respectively. The gains or losses resulting from the translation of the financial statements of the Company's foreign subsidiaries have been included as a separate component of stockholders' equity.

EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which superseded Accounting Principles Board Opinion No. 15. SFAS No. 128 was effective for financial statements for fiscal years ending after December 15, 1997, and required restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. The Consolidated Statements of Operations sets forth the restated basic and diluted earnings (loss) per share for all periods presented. Shares issuable upon the exercise of employee stock options that are considered anti-dilutive are not included in the weighted average number of common and common share equivalents outstanding.

    On August 19, 1996, the Company's Board of Directors approved a two-for-one stock split of its outstanding common stock, to be effected in the form of a stock dividend. Each holder of shares of the Company's common stock on August 30, 1996, received one additional share of common stock for every one share of stock held. All share and per share information presented in these financial statements reflects the effect of this event.

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

BUSINESS SEGMENTS

    Effective March 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position, but did affect the disclosure of segment information. Segment information for all periods has been presented to conform to SFAS No. 131 requirements. See Note 9 to the Consolidated Financial Statements.

COMPREHENSIVE INCOME

    During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presenting comprehensive income and its components in consolidated financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

RECENTLY ISSUED ACCOUNTING STATEMENT

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt this statement for the year ending June 30, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not determined the effect, if any, that adoption will have on its financial position or results of operations.

DEPENDENCE ON YEAR 2000

     Throughout the Company's 16-year existence, Viasoft's growth has been attributable to its ability to assist its customers in maintaining and renovating their existing systems. However, the growth in the Company's revenue during fiscal years 1998 and 1997 resulted primarily from increased demand for the Company's year 2000 century date conversion products and solutions for mainframe applications and desktop environments. The demand for the Company's year 2000 products and solutions has begun to decline significantly as the year 2000 approaches and customers' needs for additional products and services declines. The Company anticipates that remaining demand in the year 2000 market will decline rapidly following the year 2000 and that the market for year 2000 products and services will be substantially over by mid-2000. These changes will materially and adversely affect the Company's revenues. It is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its year 2000 solutions to market other products and services beyond the year 2000 market. As part of this strategy, the Company announced a reorganization in April 1999 to transition its business to a solutions-driven model focused on e-business enablement. Management believes that the Company may experience weakness in professional services fee revenue and margins as it transitions to this new model. Subsequent to the fiscal year end, the proposed acquisition of the Company by Compuware was announced. As a result of this announcement, the Company has not fully implemented the planned transition to a solutions-based model. Should the Company be unable to market other products and services as demand in the year 2000 market declines, the Company's business, results of operations, financial condition and liquidity will be materially adversely affected. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

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

2.  ACQUISITIONS AND LICENSING AGREEMENTS

SHL SYSTEMHOUSE CO. ("SHL")

    In July 1998, the Company acquired exclusive worldwide marketing and development rights to SHL TRANSFORM, a knowledge-driven process management and productivity software toolset and its integrated process management methodologies, from the Online Knowledge Group (OKG) of Canadian-based SHL. As part of the agreement, the Company had the option to hire certain employees of SHL in October 1998, had the option to purchase certain furniture and equipment used by the SHL development employees and has the exclusive right to remarket the licensed software to SHL's existing customers. As a result, the agreement was accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos. 16 and 17.

    The aggregate cost of the SHL acquisition consisted of the following (in thousands):

          Cash.........................................  $ 6,000
          Acquisition costs............................      886
                                                         -------
          Total........................................  $ 6,886
                                                         =======

    The transaction was structured as a worldwide perpetual source code license and is exclusive, subject to SHL's retained right to use the technology for its own internal use and in its consulting business. Viasoft will also pay certain royalties to SHL based on sales of methodology and training components.

    In connection with the acquisition of SHL, the Company received an independent appraisal of the assets acquired which indicated that approximately $5.0 million of the acquired intangible assets was in-process research and development projects that had not yet reached technological feasibility. Other intangible assets consist of $1.2 million of purchased software and $365,000 of cost in excess of net assets acquired and $334,000 of assembled workforce. This allocation to in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to incomplete projects. A discount range of 37.5% to 42.5% was used for valuing the in-process research and development projects. The purchased software, assembled workforce and cost in excess of net assets acquired are being amortized on a straight-line basis over five, six and five years, respectively.

    The Company originally planned to integrate the technology and methodology into its entire product and service lines to deliver repeatable, defined business solutions to its customers. The first of two projects was to migrate all of the Company's existing business solution processes to the process management toolset. This project was estimated to cost $500,000. The integration of the Company's existing business solution processes was substantially complete as of December 31, 1998, and did cost approximately $500,000. The second project was the re-design, development and testing necessary to migrate the underlying process management tool from 16-bit architecture to 32-bit architecture in order to integrate the tool with the Company's existing and planned products. This project was estimated to cost approximately $2.6 million and to be complete at the end of calendar 1999.

    In connection with the Company's reorganization and change in business model, the plans for this product, Visual Process, were significantly altered. During the fourth quarter of fiscal 1999, the Company decided to sell the license to the technology and to discontinue future development on the product. The Company hired an investment banker to provide an estimated market value of the product and to market the product to potential buyers. In addition, the Company wrote the intangible assets related to the SHL purchase down to their estimated fair market value, resulting in a charge of approximately $130,000, and reclassified the assets to current assets. Viasoft plans to shut down the Toronto development lab and move the remaining support of Visual Process to its Phoenix office in the second quarter of fiscal 2000.

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

    The aggregate cost of the EraSoft acquisition consisted of the following (in thousands):

            Cash                                                          $7,795
            Assumption of liabilities and acquisition costs                1,926
            Additional consideration                                         246
                                                                          ------
                       Total                                              $9,967
                                                                          ======

    The terms of the agreement with EraSoft provide for additional consideration to be paid if the revenue from licenses of EraSoft's products exceeds certain targeted levels between the date of the acquisition and June 30, 2000. In addition, the former stockholders of EraSoft will also receive additional consideration based on revenue from EraSoft products licensed during the period from the acquisition date to June 30, 2000. Additional consideration will be paid in cash and recorded as an adjustment to cost in excess of net assets acquired when earned and will be amortized using the straight-line method through December 31, 1999. The first and second installments of such additional consideration were paid in fiscal 1999 totaling $1,250,000.

    The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos. 16 and 17 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date. The Company received an independent appraisal of the intangible assets which indicated that approximately $7.2 million of the acquired intangible assets was in-process research and development that had not yet reached technological feasibility. Because there was no assurance that the Company would be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology had any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended March 31, 1998. The Company intends to use the purchased technology for enhancements to OnMark 2000 and in other product lines as well, and has now added new initiatives to fully exploit the value of the purchased technology. The Company allocated the aggregate cost of the acquisition as follows (in thousands):

            Accounts receivable.......................        $   381
            Other assets..............................            540
            In-process research and development.......          7,240
            Purchased software........................          1,280
            Other intangible assets...................            526
                                                              -------
                                                              $ 9,967
                                                              =======

    Other intangible assets consist of assembled workforce ($230,000) and cost in excess of net assets acquired ($296,000). The assembled workforce and cost in excess of net assets acquired were being amortized on a straight-line basis over seven and five year periods, respectively.

    In the fourth quarter of fiscal 1999, in connection the Company's reorganization and new strategic direction, the Company wrote down the intangible assets and capitalized software related to the Erasoft acquisition. The write-downs were in accordance with SFAS No. 121 and SFAS No. 86 based on the net realizable value of the underlying assets. The total write down related to these assets was approximately $1.0 million. The remaining intangible assets and purchase software are being amortized through December 31, 1999, the remaining estimated useful lives of these assets.

LICENSING AGREEMENTS

    In May 1998, the Company entered into an agreement to license fault diagnostic testing software. The license has a bargain purchase option after five years to purchase the software for one dollar. The Company made payments to the owners of the technology per the terms of the agreement for the exclusive rights to the software, a portion of which was considered to be in-process when delivered. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the in-process research and development into its suite of software products or that the acquired technology has any alternative future use, the acquired in-process research and development was charged to expense by the Company in its quarter ended June 30, 1998. The Company paid approximately $1.7 million for the license of the software and related costs, of which $1.3 million was written off as purchased in-process research and development. The remaining amount of $400,000 was capitalized as purchased software and is being amortized over five years. In addition, the Company will pay royalties to each of the former owners of the software based upon revenue from the future licensing of the software as set out in the agreement. See Note 8 to the Consolidated Financial Statements.

    As part of the Company's strategy to enter into the desktop and client/server arena, the Company entered into license agreements with several software companies in the second and third quarter of fiscal 1998 for the rights to distribute additional desktop software tools. The Company made payments to these companies for development of the software tools in accordance with the Company's requirements as set out in the agreements. Payments were made based on the effective date of each agreement and delivery and acceptance of the different versions of the products, all of which occurred during the Company's fiscal third quarter ended March 31, 1998. The Company expensed these payments, approximately $3.2 million, as research and development during the quarter ended March 31, 1998. In addition, the Company will pay royalties to each software vendor based upon sales activity as set out in the agreements. See Note 8 to the Consolidated Financial Statements.

ROTTGER & OSTERBERG SOFTWARE-TECHNIK GMBH

    On December 5, 1996, the Company acquired all of the outstanding shares of capital stock of R&O for cash, common stock and the assumption of certain liabilities pursuant to a stock purchase agreement with the stockholders of R&O. R&O develops, markets and supports repository software tools through its Rochade product line, together with related repository-based services and solutions. R&O was founded in 1976, is headquartered in Munich, Germany, and has operations in Europe and the United States. The aggregate cost of the R&O acquisition consisted of the following (in thousands):

            Cash                                                $  12,800
            Common stock                                           12,805
            Assumption of liabilities and acquisition costs        13,200
                                                                ---------
                 Total                                          $  38,805
                                                                =========

    The Company issued 425,112 unregistered shares of its Common Stock pursuant to Regulation S in connection with this transaction, subject to certain restrictions imposed under the stock purchase agreement and applicable securities laws. Included in the cost of the acquisition was a payment of $2.0 million made to the former stockholders of R&O in February 1997, for meeting certain performance criteria. The Company also committed to pay additional cash consideration of $2.0 million (or, at each former R&O stockholder's election, additional shares of Common Stock with an equivalent market value) if certain financial performance criteria were met for the period from January 1, 1997, through June 30, 1997. This contingent earnout was not achieved and no further payments are due under the purchase agreement.

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

            Accounts receivable                           $  4,672
            Other assets                                     1,956
            In-process research and development             26,958
            Purchased software                               2,000
            Other intangible assets                          3,219
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

    The following unaudited pro forma combined condensed statements of operations for the fiscal year ended June 30, 1997, give effect to the R&O acquisition as if it had been consummated as of the beginning of each respective year (unaudited) (in thousands except per share data):

                                                    YEAR ENDED JUNE 30,
                                                    -------------------
                                                           1997
                                                         --------
            Total revenues                               $ 91,265
            Income before income taxes                     17,847
            Net income                                     11,692
            Earnings per share                           $    .64

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

3.  INVESTMENTS

    The Company's investments are all classified as held-to-maturity and consist of the following (in thousands):


                                                     JUNE 30, 1999
                                  ----------------------------------------------------
                                                  GROSS         GROSS
                                  AMORTIZED     UNREALIZED   UNREALIZED
                                    COST          GAINS        LOSSES       FAIR VALUE
                                  ---------     ----------   ----------     ----------
U.S. Treasury securities .......   $ 1,977       $    --       $    --        $ 1,977
Government-backed securities ...    52,437             1           (66)        52,372
Corporate bonds ................     6,027            --            (5)         6,022
                                   -------       -------       -------        -------
          Total ................   $60,441       $     1       $   (71)       $60,371
                                   =======       =======       =======        =======

                                                     JUNE 30, 1998
                                  ----------------------------------------------------
                                                  GROSS         GROSS
                                  AMORTIZED     UNREALIZED   UNREALIZED
                                    COST          GAINS        LOSSES       FAIR VALUE
                                  ---------     ----------   ----------     ----------
U.S. Treasury securities ......    $10,478       $    20       $    --        $10,498
Government-backed securities ..     54,318            29           (11)        54,336
Corporate bonds ...............      1,000            --            --          1,000
                                   -------       -------       -------        -------
          Total ...............    $65,796       $    49       $   (11)       $65,834
                                   =======       =======       =======        =======


    The following table reflects the investment maturities (in thousands):

                                                                           JUNE 30,
                                                     ----------------------------------------------------
                                                              1999                        1998
                                                     ------------------------    ------------------------
                                                     AMORTIZED                   AMORTIZED
                                                       COST        FAIR VALUE      COST        FAIR VALUE
                                                     ---------     ----------    ---------     ----------
Under one year ...................................    $55,650       $55,586       $63,294       $63,332
Greater than one year and less than five years ...      4,791         4,785         2,502         2,502
                                                      -------       -------       -------       -------
                                                      $60,441       $60,371       $65,796       $65,834
                                                      =======       =======       =======       =======

4.  INCOME TAXES

    Effective July 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Upon adoption of SFAS No. 109, there was no cumulative effect of the change in accounting principle.

    The provision (benefit) for income taxes consists of the following (in thousands):

                                                    YEAR ENDED JUNE 30,
                                           -------------------------------------
                                             1999           1998           1997
                                           -------        -------        -------
Current:
  Federal .............................    $  (559)       $ 3,634        $ 4,834
  State ...............................        (73)           829            909
  Foreign .............................        208          3,408          2,057
Deferred ..............................     (4,768)        (3,729)        (1,738)
                                           -------        -------        -------
(Benefit) provision for income taxes ..    $(5,192)       $ 4,142        $ 6,062
                                           =======        =======        =======

    For the year ended June 30, 1999, 1998 and 1997, income tax benefits of $52,000, $3,498,000 and $1,199,000, respectively, were allocated to additional paid-in capital for tax benefits associated with the exercise of nonqualified stock options and the disqualifying disposition of incentive stock options and shares purchased under the employee stock purchase plan.

    The components of deferred taxes are as follows (in thousands):


                                                             JUNE 30,
                                                        -------------------
                                                         1999         1998
                                                        ------       ------
Deferred tax liabilities:
  Other ...........................................     $   --       $   16
                                                        ------       ------
          Total ...................................         --           16
                                                        ------       ------
Deferred tax assets:
  Purchased software ..............................      6,209        3,326
  Restructuring charge ............................      1,506           --
  Intangibles amortization ........................        932          619
  Bad debt reserve ................................        363          200
  Deferred revenue ................................        338           --
  Vacation accrual ................................        317          289
  Software development costs capitalized for tax ..         --          106
  Other ...........................................        294          222
                                                        ------       ------
          Total ...................................      9,959        4,762
                                                        ------       ------
Net deferred tax asset ............................     $9,959       $4,746
                                                        ======       ======

    A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:


                                                                YEAR ENDED JUNE 30,
                                                           ----------------------------
                                                           1999        1998        1997
                                                           ----        ----        ----
Statutory federal rate ................................     (34%)        35%        (35)%
Write-off of in-process R&D ...........................      --          --          89
Write-off of foreign intangibles capitalized for tax ..      --         (12)         --
Effect of permanent differences .......................      --           1           2
State taxes, net of federal benefit ...................      (6)          4           6
Foreign taxes .........................................       2           3           2
Tax credits ...........................................      --          (2)         (3)
Foreign losses not benefited ..........................      --           5          --
Other .................................................      --          --           4
                                                           ----        ----        ----
                                                            (38%)        34%         65%
                                                           ====        ====        ====

    The Company utilized its entire net operating loss carryforward during the year ended June 30, 1996.

5.  STOCK PLANS

1997 EQUITY INCENTIVE PLAN

    The 1997 Equity Incentive Plan ("1997 Plan"), which replaced the 1994 Equity Incentive Plan ("1994 Plan"), was adopted by the Company's Board of Directors (the "Board") in September 1997, and was approved by the Company's stockholders and became effective in November 1997. The 1997 Plan was amended and restated by the Board in January 1998 and will terminate 10 years after the effective date. The 1997 Plan authorizes awards of incentive stock options to employees and non-qualified stock options, restricted stock and other common stock-based awards to officers, directors, employees, consultants and independent contractors or advisers of the Company and its subsidiaries. Under the terms of the 1997 Plan, the option price may not be less than 100% (subject to certain restrictions) of the fair market value of the Company's stock on the date of grant for incentive stock options and non-qualified stock options, respectively. A total of 1,700,000 shares, plus certain shares of the Company's common stock that (i) were available for future awards under the 1994 Plan on the effective date of the 1997 Plan and (ii) are subject to awards under the 1994 Plan but are forfeited, terminate, expire or lapse for any reason, are reserved for issuance under the 1997 Plan. Substantially all of the options currently issued under the 1997 Plan vest over the following schedule: (a) 25% of the total number of shares subject to an option become exercisable on the first anniversary of the date of grant and thereafter (b) 6.25% of the total number of shares subject to an option become exercisable at the end of each three-month period until all shares subject to an option are exercisable on the fourth anniversary of the date of grant.

    The 1997 Plan is administered by a committee appointed by the Board consisting of at least two non-employee directors, who have the exclusive authority to administer and interpret the 1997 Plan. The committee has the power to, among other things, designate participants, determine types of awards to be granted and the price, timing, terms and duration of awards.

1994 EQUITY INCENTIVE PLAN

    The 1994 Plan was adopted by the Board in August 1994, approved by the stockholders in November 1994, and became effective March 1, 1995. The 1994 Plan will terminate 10 years after the effective date. The 1994 Plan authorizes awards of incentive stock options to employees and non-qualified stock options, stock appreciation rights, performance units, restricted stock and other common stock-based awards to officers, directors, employees, and consultants of the Company and its subsidiaries. A total of 1,400,000 shares of common stock was reserved for issuance under the 1994 Plan. The options currently issued under the 1994 Plan vest as to 25% of the shares subject thereto on the first anniversary of the date of grant and vest at the rate of 6.25% of such shares per quarter of continuous service thereafter.

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

EMPLOYEE STOCK PURCHASE PLAN

    The Company's Employee Stock Purchase Plan ("Purchase Plan") became effective at the time of the Company's initial public offering. The Company originally reserved 800,000 shares of common stock for issuance under the Purchase Plan, and an additional 400,000 were approved by shareholders in November 1998 for a total reserve of 1,200,000 shares. Eligible employees are allowed to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. On May 1, 1997, the Purchase Plan was expanded to include the international employees of the Company and its subsidiaries. The purchase price per share is eighty-five percent (85%) of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period or (ii) the fair market value on the semi-annual purchase date. The purchase price, amount of shares purchased, and value of stock purchased are all subject to certain limitations on an individual and aggregate basis, as defined in the Purchase Plan. The Purchase Plan will terminate on the earlier of
(i) the date on which all shares available for issuance under the Plan have been issued or (ii) December 31, 2003, unless earlier terminated by the Committee designated by the Board in accordance with the provisions of the Plan.

    As of June 30, 1999, 424,602 shares remained available for purchase through the Purchase Plan and there were 568 employees eligible to participate, of which 326 participated. Employees purchased 170,801 shares during the year at prices ranging from $3.67 to $5.21. Total cash received by the Company was approximately $780,000. The Purchase Plan is non-compensatory, therefore, no charges to income were recorded.

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

    The 401(k) Plan provides that each participant may contribute up to 15% of his or her respective salary, not to exceed the statutory limit. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions, if any, are allocated among all active participants based upon the employee's contributions for the plan year as a percentage of total employee contributions for the plan year. The Company elected to make discretionary profit sharing contributions of $80,000, $180,000 and $120,000 in the 1998, 1997 and 1996 plan years, respectively, to all participants who were employed by the Company on the effective date. The Company makes a 50% matching contribution of employee contributions of up to a maximum of $3,000 per participant. The Company had made contributions of approximately $544,000, $271,000 and $98,000 for the 1998, 1997 and 1996 plan years.

    The following summarizes the activity under the Company's stock option plans:

                                                           YEAR ENDED JUNE 30,
                             --------------------------------------------------------------------------------
                                       1999                         1998                         1997
                             -----------------------      ------------------------    -----------------------
                                            WEIGHTED                      WEIGHTED                   WEIGHTED
                                            AVERAGE                       AVERAGE                    AVERAGE
                                             OPTION                        OPTION                      OPTION
                               NUMBER        PRICE          NUMBER         PRICE        NUMBER         PRICE
                              OF SHARES    PER SHARE       OF SHARES     PER SHARE     OF SHARES     PER SHARE
                             -----------   ---------      -----------    ---------    -----------    ---------
Options
  outstanding,
  beginning of
  year...............          2,026,339   $   20.03        1,410,272    $   14.40      1,144,316    $    4.59
Granted..............          1,715,113        6.24        1,139,218        31.36        611,150        29.18
Canceled/expired.....         (1,174,836)      18.76         (345,029)       42.05        (65,728)       28.51
Exercised............           (118,403)       2.76         (178,122)        5.08       (279,466)        3.28
                             -----------                  -----------                 -----------
Options
  outstanding, end
  of year............          2,448,213       11.82        2,026,339        20.03      1,410,272        14.40
                             ===========                  ===========                 ===========
Options
  exercisable, end
  of year............            589,037       15.18          563,714        10.55        310,126         3.54
                             ===========                  ===========                 ===========
Options available
  for grant..........            891,934                      568,100                     514,284
                             ===========                  ===========                 ===========
Weighted average
  fair value of
  options
  granted............                      $    6.24                     $   31.36                   $   29.18
                                           =========                     =========                   =========

    In December 1998, the Board of Directors authorized the Option Replacement Program. The Company offered all employees with outstanding options under the 1994 Plan with an exercise price of $10.00 or more and with outstanding options under the 1997 Plan with an exercise price of greater than $10.00 but less than $30.00 the opportunity to replace these options for new options on a two for three basis. Each new option was granted under the 1997 Plan at the market price on the effective date of the exchange and vests over the following schedule: (a) 33% of the total number of shares subject to an option become exercisable on the first anniversary date of the grant and thereafter (b) 8.3375% of the total number of shares subject to an option become exercisable at the end of each three month period until all shares subject to an option are exercisable on the third anniversary of the date of the grant. Certain employees who held options in the 1997 Plan with an exercise price over $30.00 were granted a new option for two-thirds of the number of shares under the specific option grant at the market price on the date of the option. As a result of the Option Replacement Program, 522,401 options were cancelled and 360,678 options were granted.

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

               OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                               AS OF JUNE 30, 1999


                                               OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                              ---------------------------------------------------    -----------------------------
                                                  WEIGHTED
                                                  AVERAGE             WEIGHTED                         WEIGHTED
    RANGE OF                    OPTIONS           REMAINING           AVERAGE          OPTIONS         AVERAGE
 EXERCISE PRICES              OUTSTANDING      CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
 ---------------              -----------      ----------------    --------------    -----------    --------------
  $0.53 - $4.00                  826,730             6.38             $    3.59        314,031        $    3.15
  $4.81 - $7.75                  855,748             8.83             $    6.79         24,814        $    6.32
  $8.88 - $45.25                 765,735             7.68             $   26.32        250,192        $   31.15
                               ---------             ----             ---------        -------        ---------
  $0.53 - $45.25               2,448,213             7.64             $   11.82        589,037        $   15.18
                               =========             ====             =========        =======        =========


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

    During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Entities electing to continue accounting for stock-based compensation under APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting defined in SFAS No. 123 has been applied.

    The Company has elected to account for its stock-based compensation plans under APB No. 25; therefore, no compensation cost is recognized in the accompanying financial statement for stock-based employee awards. However, the Company has computed for pro forma disclosure purposes the value of all options and Purchase Plan shares granted during 1999 and 1998, using the Black-Scholes option pricing model with the following weighted average assumptions:


                                               1999                        1998                        1997
                                    -------------------------   -------------------------   -------------------------
                                                    PURCHASE                    PURCHASE                    PURCHASE
                                      OPTIONS         PLAN        OPTIONS         PLAN        OPTIONS         PLAN
                                    -----------   -----------   -----------   -----------   -----------   -----------
Risk free interest rate.........     4.87%         4.79%         5.49%         5.37%         6.02%         5.47%
Expected dividend yield.........       --            --            --            --            --            --
Expected lives..................     2.48 years      .5 years    4.11 years      .5 years    4.06 years      .5 years
Expected volatility.............    84.22%        83.65%        78.53%        79.53%        80.00%        76.80%

    The total value and compensation expense which would have been recorded of options and Purchase Plan shares granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period (in thousands):


                                      FAIR VALUE              COMPENSATION EXPENSE
                             ---------------------------  ---------------------------
                             OPTION PLANS  PURCHASE PLAN  OPTION PLANS  PURCHASE PLAN
                             ------------  -------------  ------------  -------------
                                                (IN THOUSANDS)
Year ended June 30, 1999 ..    $ 4,965       $   170        $ 4,678        $   276
Year ended June 30, 1998 ..     17,570           789          4,750            750
Year ended June 30, 1997 ..      8,823           870          2,745            664

    If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's net income (loss) and basic and diluted earnings (loss) per common and common share equivalent would have been as follows:


                                                                           YEAR ENDED JUNE 30,
                                                                ----------------------------------------
                                                                  1999            1998            1997
                                                                --------        ---------       --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
   As reported ...........................................      $ (8,490)       $   7,935       $(15,436)
   Pro forma .............................................       (11,710)           4,321        (17,669)
Earnings (loss) per common and common share equivalent:
   As reported - basic ...................................          (.46)             .42           (.90)
   As reported - diluted .................................          (.46)             .40           (.90)
   Pro forma - basic .....................................          (.64)             .23           (.90)
   Pro forma - diluted ...................................          (.64)             .21          (1.02)

    The effects of applying SFAS No. 123 for providing pro forma disclosures for 1999, 1998 and 1997 are not likely to be representative of the effects on reported net income (loss) and earnings (loss) per common and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

6.  CAPITAL STOCK

    In April 1998, the Board of Directors authorized the repurchase of the Company's common stock up to 1,000,000 shares. The Board authorized the repurchase of an additional 500,000 and 1,000,000 shares in August 1998 and January 1999, respectively. As of June 30, 1999, the Company had repurchased 1,839,500 shares for approximately $15,869,000. The Company has used and will continue to use treasury stock for option exercises and stock purchases under the ESPP.

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

    On July 14, 1999, the Board of Directors approved an amendment to the Rights Plan which allows for the Merger to proceed without triggering the rights under the Rights Plan.

    The Rights will expire on April 20, 2008, unless otherwise extended or terminated by the Board of Directors.

    On September 22, 1997, the Company received net proceeds in an amount of $75,361,000 from an offering of 1,465,000 shares of its common stock.

    At the shareholder meeting in November 1997, the shareholders authorized an additional 24,000,000 shares of common stock. Total shares authorized at June 30, 1999 are 48,000,000.

    During the year ended June 30, 1994, the Company entered into stock purchase agreements with three officers and a director to sell an aggregate of 283,334 shares of common stock at the fair market value on the date of the agreements ($.38 to $.75 per share) in exchange for full recourse promissory notes aggregating $153,750. In addition, options for the purchase of 181,920 shares were exercised by an officer/director in exchange for a full recourse promissory note in the amount of $27,015. All of these notes were paid in full as of June 30, 1999.

7.  EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per common share ("EPS") data were computed as follows (in thousands, except per share data):


                                                               YEAR ENDED JUNE 30,
                                                     ---------------------------------------
                                                       1999            1998           1997
                                                     --------        --------       --------
BASIC EPS:
  Numerator:  Net Income (loss)                      $ (8,490)       $  7,935       $(15,436)
  Denominator:
    Weighted average common shares outstanding         18,308          18,999         17,212
                                                     --------        --------       --------
      Basic EPS                                      $   (.46)       $    .42       $   (.90)
                                                     ========        ========       ========

                                                                YEAR ENDED JUNE 30,
                                                      ---------------------------------------
                                                        1999            1998           1997
                                                      --------        --------       --------
DILUTED EPS:
  Numerator:  Net Income (loss)                       $ (8,490)       $  7,935       $(15,436)
  Denominator:
     Weighted average common shares outstanding         18,308          18,999         17,212
     Dilutive effect of stock options                       --             800             --
                                                      --------        --------       --------
  Total shares                                          18,308          19,799         17,212
                                                      --------        --------       --------
     Diluted EPS                                      $   (.46)       $    .40       $   (.90)
                                                      ========        ========       ========

8.  COMMITMENTS AND CONTINGENCIES

    The Company has entered into various license agreements with several software companies for the rights to distribute additional software tools. The Company will pay royalties to the software vendors based upon sales activity as set out in each of the agreements. (See Note 2 to the Consolidated Financial Statements.) In some cases, the Company prepaid certain of the royalties and is amortizing the balance of the prepaid based on sales activity as set out in the agreements. Total royalties accrued and due to third parties at June 30, 1999 and 1998 were $1,636,000 and $3,117,000, respectively.

    The Company leases its corporate office facilities in two locations in Phoenix, Arizona. On August 15, 1994, the Company extended the office lease at one of its facilities, which will expire on December 31, 1999. On December 19, 1996, the Company entered into a lease at another location in Phoenix, Arizona, which will expire on May 31, 2001. Rental expense relating to these leases amounted to approximately $1,151,000, $1,288,000 and $786,000 in the years ended June 30, 1999, 1998 and 1997, respectively.

    The Company has entered into several office leases for sales offices in various cities and countries. These leases expire at various dates through 2011. Rental expense relating to these leases amounted to approximately $1,349,000, $1,389,000 and $684,000, in the years ended June 30, 1999, 1998 and 1997, respectively.

    The Company is party to a data processing agreement under which it utilizes certain computer equipment and software of an independent third party. The 24-month agreement expires in January 2001. Expenses under this agreement were approximately $677,000, $876,000 and $860,000 in the years ended June 30, 1999, 1998 and 1997, respectively. The base monthly charge for usage is approximately $63,000, subject to adjustment for excess usage as defined in the agreement.

    The Company was party to a facilities management agreement under which it leases certain office equipment and utilized personnel of an independent third party to manage its corporate office and produce the Company's product documentation. The agreement was terminated in October 1998. Payments under this agreement were approximately $198,000, $628,000 and $362,000 in the years ended June 30, 1999, 1998 and 1997, respectively. The base monthly charge was approximately $49,000 subject to an adjustment for usage as defined in the agreement. In October 1998, the agreement was amended to continue only the leases on certain office equipment. The base monthly charge for this equipment is $5,900. The agreement will expire in December 1999.

    The future minimum rental payments under all noncancellable operating leases for each of the years ending June 30 are as follows (in thousands):

                              Year ending June 30:
                              2000.....................       $  3,774
                              2001.....................          1,902
                              2002.....................          1,273
                              2003.....................            467
                              2004.....................            245
                              Thereafter...............            621
                                                              --------
                                                              $  8,282
                                                              ========

    Viasoft is subject to certain legal proceedings and claims that arise in the conduct of its business. In the opinion of management, the amount of liability, if any, as a result of these claims and proceedings is not likely to have a material effect on the financial condition or results of operations of the Company.

9.       BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

    Viasoft operates primarily in three business segments in the software industry: domestic products, domestic professional services and international products and professional services. For purposes of these segments, all of the Americas operations are reported as part of the domestic segment. The Company evaluates each business segment based upon operating profit. Each business segment's operating profits do not include an allocation of the cost of license and maintenance, research and development costs, corporate overhead costs, write-offs of purchase in-process research and development charges, restructuring charges and other income. The Company does not evaluate assets and capital expenditures on a segment basis.

Segment information for the three years ended June 30, 1999, 1998 and 1997, is as follows (in thousands):


                                                                               Year ended June 30,
                                                                     ----------------------------------------
                                                                       1999            1998            1997
                                                                     ----------------------------------------
REVENUES:
  Domestic products .............................................    $ 48,076        $ 65,695        $ 39,778
  Domestic professional services ................................      20,562          13,918          18,387
  International products and professional services ..............      35,634          34,074          27,147
                                                                     --------        --------        --------
    Total revenues ..............................................     104,272         113,687          85,312
Operating expenses:
  Domestic products .............................................      17,276          20,439          18,951
  Domestic professional services ................................      18,199          14,245          15,657
  International products and professional services ..............      21,181          18,911          10,642
  Cost of license and maintenance ...............................      15,571          12,339           4,339
  Research and development ......................................      13,968          16,393           7,892
  Corporate overhead ............................................      18,074          15,319          10,965
                                                                     --------        --------        --------
  Total operating expenses ......................................     104,269          97,646          68,446
INCOME FROM OPERATIONS, BEFORE WRITE-OFF OF PURCHASED
    IN-PROCESS RESEARCH AND DEVELOPMENT, RESTRUCTURING
    CHARGES, OR OTHER INCOME
  Domestic products .............................................      30,800          45,256          20,827
  Domestic professional services ................................       2,363            (327)          2,730
  International products and professional services ..............      14,453          15,163          16,505
  Cost of license and maintenance ...............................     (15,571)        (12,339)         (4,339)
  Research and development ......................................     (13,968)        (16,393)         (7,892)
  Corporate overhead ............................................     (18,074)        (15,319)        (10,965)
                                                                     --------        --------        --------
INCOME FROM OPERATIONS, BEFORE WRITE-OFF OF
    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT,
    RESTRUCTURING CHARGES, OR OTHER INCOME ......................           3          16,041          16,866
  Write-off of purchased in-process research and development ....      (5,013)         (8,559)        (26,958)
  Restructuring charges .........................................     (12,291)             --              --
  Other income ..................................................       3,619           4,595             718
                                                                     --------        --------        --------
  Income (loss) before income taxes .............................    $(13,682)       $ 12,077        $ (9,374)
                                                                     ========        ========        ========

    The Company operates in one industry segment which includes the development, marketing and support of business solutions that enable large organizations worldwide to understand, manage, evolve, reuse, transition and modernize mission-critical applications that support their fundamental business processes. These business solutions are provided through integrated software products and specialized professional consulting services.

    Sales and marketing activities related to software license fees, maintenance fees and professional services fees are conducted in North America and certain foreign locations, principally the United Kingdom, Europe and Australia. Revenue and income (loss) before provision for income taxes for each of the years in the three-year period ended June 30, 1999, and identifiable assets at June 30, 1999, 1998 and 1997, are as follows (in thousands):

                                                             YEAR ENDED JUNE 30,
                                                  ------------------------------------------
                                                     1999             1998            1997
                                                  ---------        ---------       ---------
Revenue(1):
  North America-domestic .....................    $  67,338        $  77,178       $  57,728
  International-principally distributors:
     Europe ..................................        3,763            3,551           2,581
     All others ..............................        2,214            4,269           1,520
  Foreign subsidiaries and branches ..........       30,957           28,689          23,483
                                                  ---------        ---------       ---------
          Total revenue ......................    $ 104,272        $ 113,687       $  85,312
                                                  =========        =========       =========
Income (Loss) Before Income Taxes(1):
  North America ..............................    $ (20,104)       $   5,923       $ (17,860)
  Foreign subsidiaries and branches ..........        6,422            6,154           8,486
                                                  ---------        ---------       ---------
          Income (loss) before income taxes ..    $ (13,682)       $  12,077       $  (9,374)
                                                  =========        =========       =========
Identifiable Assets(1):
  North America ..............................    $ 109,234        $ 137,727       $  50,527
  Foreign subsidiaries and branches ..........       24,935           24,650          14,074
                                                  ---------        ---------       ---------
          Total assets .......................    $ 134,169        $ 162,377       $  64,601
                                                  =========        =========       =========

(1) Includes Viasoft, Inc., Viasoft Pty., Viasoft UK, Viasoft Germany, Viasoft Netherlands and Viasoft de Mexico, S.A. de C.V. for all periods; Viasoft Benelux since its formation on July 1, 1996: the operations of R&O since its acquisition on December 5, 1996: Viasoft France, since its formation on September 1, 1997: and Viasoft Canada Company since January 1998.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                                  THREE MONTHS ENDED
                                               ---------------------------------------------------------
                                               SEPTEMBER 30    DECEMBER 31     MARCH 31       JUNE 30
                                               ------------   ------------   ------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal 1999:
  Revenue ..................................     $ 25,323       $ 29,687       $ 25,808       $ 23,454
  Income (loss) from operations ............      (12,442)         1,490            315       $ (6,664)
  Net income (loss) ........................       (7,067)         1,447            487       $ (3,357)
  Basic earnings (loss) per common share ...     $   (.37)      $    .08       $    .03       $   (.19)
  Diluted earnings (loss) per common and
     common share equivalent ...............     $   (.37)      $    .08       $    .03       $   (.19)

Fiscal 1998:
  Revenue ..................................     $ 26,062       $ 28,174       $ 26,805       $ 32,646
  Income (loss) from operations ............        5,343          6,086         (7,628)         3,681
  Net income (loss) ........................        3,765          5,035         (4,136)         3,271
  Basic earnings (loss) per common share ...     $    .21       $    .26       $   (.21)      $    .17
  Diluted earnings (loss) per common and
     common share equivalent ...............     $    .20       $    .25       $   (.21)      $    .16

Fiscal 1997:
  Revenue ..................................     $ 13,976       $ 19,783       $ 23,901       $ 27,652
  Income (loss) from operations ............        2,021        (23,059)         4,973          5,973
  Net income (loss) ........................        1,556        (24,184)         3,148          4,044
  Basic earnings (loss) per common share ...     $    .09       $  (1.42)      $    .18       $    .23
  Diluted earnings (loss) per common and
     common share equivalent ...............     $    .09       $  (1.42)      $    .17       $    .22

11. RESTRUCTURING

    In the first quarter of fiscal 1999, the Company established and began the implementation of a cost reduction and restructuring plan for the purpose of aligning expenses with a decrease in forecasted revenues, as the year 2000 market declined, and to allow the business to invest in other products and service solutions. In April 1999, the Company announced a reorganization of its operations to transition the business to a solutions-driven model focused on e-business enablement and accordingly developed plans to grow its services business.

    As part of the reorganization, the Company increased its investment in its professional services organization by creating a dedicated sales force and regionalizing delivery. The domestic sales organization was reorganized to better support sales of e-business solutions and enhance support of existing customers. The development organization was realigned to focus on two areas: developing technology to support e-business enablement services and enhancing the value of Viasoft core products for existing customers.

    In the first quarter of fiscal 1999, the Company took a $4.8 million pre-tax restructuring charge. This restructuring charge covered $3.1 million for severance and related costs for a reduction in workforce of approximately 10% of the Company's 550 employees worldwide; $800,000 for office consolidation costs including leasehold termination payments and other facility exit costs for certain offices worldwide which were unrelated to the Company's core business; and $900,000 for the write down of intangible assets had become impaired as determined by a net realizable value test based on future forecasted revenues. See Note 2 to Consolidated Financial Statements.

    The Company took a pre-tax charge of approximately $7.5 million in the fourth quarter of fiscal 1999 in connection with its April reorganization and transition to the new business model. This charge related to severance for a reduction in workforce of approximately 20% of its 500 employees worldwide of $2.8 million, a writedown, in accordance with SFAS No. 121, of certain long-lived assets based on the net present value of future cash flows of $4.3 million; a writedown of certain capitalized software which was determined to be impaired through a net realizable value test based on future forecasted revenues of $300,000; and additional facility exit costs of $100,000. See Note 2 to Consolidated Financial Statements.

    As of June 30, 1999, approximately 153 employees were separated from the Company and $3.5 million in severance and related costs had been paid out or incurred. Approximately $47,000 had been used for office consolidation costs as of June 30, 1999.

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                                             ADDITIONS
                                                  --------------------------------
                                                  CHARGED
                                                  TO COSTS    ACQUIRED     CHARGED                       BALANCE
                                     BEGINNING      AND         FROM      TO OTHER                       AT END
          DESCRIPTION                OF PERIOD    EXPENSES      R&O       ACCOUNTS    DEDUCTIONS        OF PERIOD
-------------------------------      ---------    --------    --------    --------    ----------        ---------
Allowance for doubtful accounts
Year Ended June 30, 1999             $     815    $  1,265    $     --    $    171    $    1,422 (1)    $     829
Year Ended June 30, 1998                   678         280          --          --           143 (1)          815
Year Ended June 30, 1997                   279         525         128         174           428 (1)          678

Restructuring reserves
Year Ended June 30, 1999             $      --    $  6,777    $     --    $     --    $    3,499 (2)    $   3,278

(1) Write-off of uncollectable amounts.

(2) Use of restructuring reserves.

        EXHIBIT
        NUMBER                         DESCRIPTION OF EXHIBIT
        -------                        ----------------------

        2.1 Stock Purchase Agreement among Viasoft, Inc., LfA-Gesellschaft fur Vermogensverwaltung GmbH (LfA-GV), Werner Dreesbach, Elga Dreesbach, Christoph Rottger, and Valerie Rottger, dated November 11, 1996 (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K dated December 20, 1996)

        2.2 (5) Stock Purchase Agreement dated as of the 12th day of January, 1998, between Viasoft, Inc., Michael Howatt Mabey, Nashirali Samanani, and certain other sellers (incorporated herein by reference to Exhibit 2.1 to the Company's Form 10-Q for the quarter ended December 31, 1997)

        3.1 Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 10.20 to the Company's Form 10-K for fiscal year 1995)

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

        4.3 Rights Agreement, dated as of April 20, 1998, between the Company and Harris Trust and Savings Bank (incorporated herein by reference to Exhibit 1 to the Company's Form 8-A dated April 22, 1998)

        4.4 Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to the Company's Form 10-K for fiscal year
                           1998)

        4.5 Agreement and Plan of Merger dated July 14, 1999, among Compuware Company, CV Acquisition, Inc., a wholly owned subsidiary of Compuware and the Company (incorporated herein by reference to Exhibit 4 to the Company's Form 14D-9 filed on July 22, 1999)

        4.6 Rights Plan Amendment (incorporated herein by reference to Exhibit 9 to Schedule 14D-9, dated July 22, 1999)

       10.1 Office Lease dated June 5, 1992 between the Company and the Mutual Life Insurance Company of New York, as amended (incorporated herein by reference to Exhibit 10(e) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

       10.2 (2) Form of Indemnification Agreement between the Company and each of its directors (incorporated herein by reference to Exhibit 10(f) to the Company's Registration Statement on Form S-1 (Registration No. 33- 88366))

       10.3 (2) Viasoft, Inc. 1986 Stock Option Plan (incorporated herein by reference to Exhibit 10(g) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

       10.4 (2) 1994 Equity Incentive Plan (incorporated herein by reference to Exhibit 10(l) to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

       10.5 (2) Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10(m) to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-88366))

       10.6 (2) Employment Agreement dated July 28, 1994 between the Company and Colin J. Reardon (incorporated herein by reference to Exhibit 10(o) to the Company's Registration Statement on Form, S-1 (Registration No. 33-88366))

       10.7 (2)(3)         Viasoft FY97 Executive Bonus Plan (incorporated
                           herein by reference to Exhibit 10.1 to the Company's
                           Form 10-Q for the quarter ended September 30, 1996)

       10.8 (2)(3)         FY 97 Incentive Plan for Senior Vice President,
                           Americas (incorporated herein by reference to Exhibit
                           10.2 to the Company's Form 10-Q for the quarter ended
                           September 30, 1996)

       10.9 (2)(3)         FY 97 Incentive Plan for Vice President,
                           International Operations (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1996)

       10.10 (2)(3)        Consulting and Employment Agreement between the
                           Company and Mark R. Schonau (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1996)

       10.11 Outside Director Stock Option Plan (incorporated herein by reference to Exhibit A of the Company's Definitive Schedule 14A Proxy Statement for the 1995 Annual Meeting of Stockholders)

       10.12 (2)           Employee Stock Purchase Plan (as amended and restated
                           as of April 24, 1997) (incorporated herein by
                           reference to the Company's Form 10-K for fiscal year
                           1997)

       10.13 Assignment, Assumption and Novation Agreement dated September 12, 1997 and Assignment, Assumption and Novation Agreement dated December 19, 1996, relating to Londen Center Lease Agreement (incorporated herein by reference to the Company's Form 10-K for fiscal year 1997)

       10.14 (2)(4)        Viasoft FY98 Executive Bonus Plan (incorporated
                           herein by reference to Exhibit 10.1 to the Company's
                           Form 10-Q for the quarter ended September 30, 1997)

       10.15 (2)(4)        FY98 Incentive Plan for Executive Vice President
                           (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended
                           September 30, 1997)

       10.16 (2)(4)        FY98 Incentive Plan for Senior Vice President,
                           International Operations

                           (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1997)

       10.17 (2)           Consulting Agreement between the Company and Michael
                           A. Wolf dated August 1, 1997 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1997)

       10.18 (2)           Viasoft, Inc. Deferred Compensation Plan
                           (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended
                           September 30, 1997)

       10.19 (2)           Amendment No. 1 to the Viasoft, Inc. Deferred
                           Compensation Plan, dated as of June 30, 1998
                           (incorporated herein by reference to the Company's
                           Form 10-K for fiscal year 1998)

       10.20 (2)           Viasoft, Inc. 1997 Equity Incentive Plan
                           (incorporated herein by reference to Appendix B of the Company's Definitive Schedule 14A Proxy Statement for the 1997 Annual Meeting of Stockholders)

       10.21 (2)           Viasoft, Inc. 1997 Equity Incentive Plan, amended and
                           restated as of January 21, 1998 (incorporated herein by reference to Exhibit 4.1 to the Company's
                           Registration Statement on Form S-8 (Registration No.
                           333-47571))

       10.22 (1)(2)        Viasoft, Inc. Deferred Compensation Plan, as Amended
                           and Restated, dated as of July 1, 1999

       11 (1)              Computation of Earnings per Share

       21 (1)              Subsidiaries of the Company

       23 (1)              Consent of Arthur Andersen LLP

       24 (1)              Powers of Attorney

       27 (1)              Financial Data Schedules


(1)      Filed herewith.

(2)      Management contract or compensation plan or arrangement.

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