Form 10-Q
period 1999-09-30
VIASOFT INC /DE/
filed 1999-11-15
CIK 935418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q
                              ---------------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of October 29, 1999, there were 18,024,600 outstanding shares of Common Stock, par value $.001 per share, of Viasoft, Inc.

                         VIASOFT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                                 Page
                                                                                                 ----
PART I.           FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Balance Sheets as of September 30, 1999
                  and June 30, 1999                                                               3

                  Consolidated Statements of Operations for the
                  three months ended September 30, 1999 and 1998                                  4

                  Consolidated Statements of Cash Flows for the three
                  months ended September 30, 1999 and 1998                                        5

                  Consolidated Statements of Comprehensive Income for
                  the three months ended September 30, 1999 and 1998                              6

                  Notes to Consolidated Financial Statements                                      7

   Item 2.        Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations                                  11

   Item 3.        Legal Proceedings                                                              21

PART II.          OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                                               22

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 SEPTEMBER 30,            JUNE 30,
                                                                                     1999                   1999
                                                                                     ----                   ----
                               ASSETS                                             (unaudited)
Current assets:
        Cash and cash equivalents                                                  $  23,894              $  25,609
        Investments, at amortized cost                                                54,479                 55,650
        Accounts receivable (less allowance for doubtful accounts
              of $651 and $829, respectively)                                         19,006                 23,632
        Prepaid expenses and other                                                     5,743                  5,966
                                                                                   ---------              ---------
              Total current assets                                                   103,122                110,857
                                                                                   ---------              ---------

Furniture and equipment, net                                                           5,603                  6,349
                                                                                   ---------              ---------

Other assets:
        Investments, at amortized cost                                                 9,351                  4,791
        Intangible assets, net                                                         3,511                  4,232
        Long-term deferred tax asset                                                   7,131                  7,527
        Other                                                                            396                    413
                                                                                   ---------              ---------
              Total other assets                                                      20,389                 16,963
                                                                                   ---------              ---------
              Total assets                                                         $ 129,114              $ 134,169
                                                                                   =========              =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                           $     951              $   1,012
        Accrued compensation                                                           1,928                  2,488
        Accrued income taxes payable                                                   2,582                  2,966
        Restructuring reserves                                                         2,329                  3,278
        Other accrued expenses                                                         8,408                  9,949
        Deferred revenue                                                              17,296                 19,541
                                                                                   ---------              ---------
              Total current liabilities                                               33,494                 39,234
                                                                                   ---------              ---------
Deferred revenue, recognized after one year                                              129                    206
                                                                                   ---------              ---------
Other long term liabilities                                                               --                     99
                                                                                   ---------              ---------
Commitments and contingencies
Stockholders' equity:
        Preferred stock, $.001 par value, 2,000,000 shares authorized,
              no shares issued or outstanding                                             --                     --
        Common stock, $.001 par value, 48,000,000 shares
              authorized, 19,456,133 shares issued at both
              September 30, 1999 and June 30, 1999, respectively                          19                     19
        Capital in excess of par value                                               122,694                122,989
        Accumulated deficit                                                          (15,064)               (15,485)
        Cumulative translation adjustment                                               (560)                  (814)
        Treasury stock, at cost, 1,505,003 and 1,550,296 shares at
              September 30, 1999 and June 30, 1999, respectively                     (11,598)               (12,079)
                                                                                   ---------              ---------
              Total stockholders' equity                                              95,491                 94,630
                                                                                   ---------              ---------
              Total liabilities and stockholders' equity                           $ 129,114              $ 134,169
                                                                                   =========              =========

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     1999           1998
                                                                     ----           ----
Revenue:
        Software license fees                                      $  7,052       $  9,735
        Maintenance fees                                              8,298          8,293
        Professional services fees                                    3,288          7,288
        Other                                                             7              7
                                                                   --------       --------
              Total revenues                                         18,645         25,323
                                                                   --------       --------

Operating expenses:
        Cost of software license and
              maintenance fees                                        2,667          3,749
        Cost of professional services fees                            3,744          5,992
        Sales and marketing                                           7,419         11,105
        Write-off of purchased in-process research
              and development                                            --          5,013
        Research and development                                      2,334          4,454
        General and administrative                                    2,767          2,662
        Restructuring charge                                             --          4,790
                                                                   --------       --------
              Total operating expenses                               18,931         37,765
                                                                   --------       --------

Income (loss) from operations                                          (286)       (12,442)
                                                                   --------       --------

Other income (expense):
        Interest income                                               1,028          1,369
        Interest expense                                                 --             --
        Other income (expense), net                                     (92)           207
                                                                   --------       --------
              Total other income (expense)                              936          1,576
                                                                   --------       --------

Income (loss) before income taxes                                       650        (10,866)
        Income tax (benefit)/provision                                  229         (3,799)
                                                                   --------       --------
Net income (loss)                                                  $    421       $ (7,067)
                                                                   ========       ========

Basic earnings (loss) per common share                             $   0.02       $  (0.37)
                                                                   ========       ========

Weighted average number of common shares outstanding                 17,939         18,955
                                                                   ========       ========

Diluted earnings (loss) per common and common share
        equivalent                                                 $   0.02       $  (0.37)
                                                                   ========       ========
Weighted average number of common and common share
        equivalents outstanding                                      18,414         18,955
                                                                   ========       ========

  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               1999           1998
                                                                                               ----           ----
OPERATING ACTIVITIES:
Net income (loss)                                                                            $    421       $ (7,067)
                                                                                             --------       --------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Write-off of purchased in-process research and development                                 --          5,013
        Restructuring charge                                                                       --          4,780
        Depreciation and amortization                                                           1,525          1,447
Changes in operating assets and liabilities net of effect of business acquired:
        Decrease in accounts receivable                                                         4,626          9,572
        Decrease in prepaid expenses and other                                                    223          2,852
        (Increase) decrease in other assets                                                       407         (3,185)
        Decrease in accrued income taxes                                                         (384)        (4,673)
        Decrease in accounts payable and other accrued expenses                                (2,551)        (1,401)
        Decrease in accrued compensation                                                         (560)        (1,535)
        Decrease in deferred revenue                                                           (2,421)        (5,007)
                                                                                             --------       --------
              Total adjustments                                                                   865          7,863
                                                                                             --------       --------
                    Net cash provided by operating activities                                   1,286            796
                                                                                             --------       --------

INVESTING ACTIVITIES:
        Capital expenditures                                                                     (108)        (1,297)
        Cash paid for business, net of cash acquired                                               --         (6,000)
        Purchase of investments                                                               (27,332)        (7,598)
        Investment maturities                                                                  23,943         20,701
                                                                                             --------       --------
                    Net cash (used in) provided by investing activities                        (3,497)         5,806
                                                                                             --------       --------

FINANCING ACTIVITIES:
        Purchase of treasury stock                                                                 --         (8,880)
        Sale of treasury stock                                                                    186            241
                                                                                             --------       --------
                    Net cash provided by (used in) financing activities                           186         (8,639)
                                                                                             --------       --------

Effect of exchange rate changes on cash                                                           310            301
                                                                                             --------       --------
Net decrease in cash and cash equivalents                                                      (1,715)        (1,736)
Cash and cash equivalents, beginning period                                                    25,609         37,809
                                                                                             --------       --------
Cash and cash equivalents, end of period                                                     $ 23,894       $ 36,073
                                                                                             ========       ========

Supplemental cash flow information:
        Income taxes paid                                                                    $     28       $  2,871


  The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      1999             1998
                                                                      ----             ----
 Net Income (loss)                                                   $ 421           $ (7,067)

 Other comprehensive income, net of tax
         Foreign currency translation adjustments                      165                196
                                                                     ------          ---------
 Comprehensive income (loss)                                         $ 586           $ (6,871)
                                                                     ======          =========

 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The consolidated financial statements include the accounts of Viasoft, Inc. and its wholly-owned subsidiaries ("Viasoft" or the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 1999 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2.       PROPOSED ACQUISITION OF THE COMPANY

    On July 15, 1999, Viasoft and Compuware Corporation ("Compuware") announced the execution of a merger agreement providing for Compuware to acquire Viasoft through a cash tender offer followed by a merger ("Merger"). As contemplated by the merger agreement, on July 22, 1999, a wholly-owned subsidiary of Compuware, CV Acquisition, Inc., offered to purchase all outstanding shares of Viasoft's Common Stock for $9.00 per share on the terms and conditions of an Offer to Purchase submitted to the Viasoft shareholders. Following completion of the tender offer and subject to satisfaction of certain conditions, CV Acquisition, Inc. will be merged into Viasoft, with Viasoft surviving as a wholly-owned subsidiary of Compuware. This offer had an original expiration date of August 19, 1999, which subsequently has been extended and now has an expiration date of November 29, 1999. The expiration date may be further extended by Compuware and Viasoft.

    Consummation of the tender offer is subject to certain conditions, including the condition that at least a majority of the shares of Viasoft Common Stock outstanding on a fully diluted basis are tendered and not withdrawn. Consummation of the tender offer is also subject to the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act. On August 3, 1999, both Viasoft and Compuware received requests for additional information and documents from the Antitrust Division of the Department of Justice

("DOJ") in connection with its review of the companies' Hart-Scott-Rodino filings. As a result of these information requests, Compuware extended the tender offer to allow sufficient time to comply with the information requests and to allow the DOJ time to complete its investigation.

    On October 29, 1999 the DOJ filed a civil antitrust lawsuit against Compuware and Viasoft in the United States District Court for the District of Columbia to block the planned acquisition of Viasoft by Compuware. The DOJ alleged that competition in the mainframe testing/debugging and fault diagnostic tool markets would be substantially lessened as a result of the proposed transaction. Compuware and Viasoft extended the tender offer until November 5, 1999 and again to November 29, 1999 in order to provide additional time to evaluate and pursue available options in defense of the civil action.

    Compuware and Viasoft announced on November 5, 1999, that approximately 14,839,718 shares, or 82%, of the outstanding Viasoft Common Stock had been validly tendered and not withdrawn pursuant to the tender offer, based upon the latest count of tendered shares.

    Viasoft believes that its business, results of operation, financial condition and liquidity have been materially adversely affected by the announcement of the proposed acquisition by Compuware. Relationships with customers have been adversely affected and revenues from product licenses and professional services have declined as customers have delayed or reconsidered purchase decisions. In addition, the Company has experienced significant employee attrition as a result of the announcement of the Compuware transactions and the subsequent delays in closing the acquisition. The Company believes that its business, results of operations, financial condition and liquidity would be further materially adversely affected if this transaction is not completed without undue additional delays. In particular, Viasoft believes that its relationships with its customers and employees would be seriously damaged.

    In addition, the merger agreement with Compuware imposes restrictions on Viasoft's conduct of its business and its ability to take certain actions without Compuware's consent. These restrictions could have a material adverse affect on Viasoft's business.

3.       ACQUISITION

SHL SYSTEMHOUSE CO. ("SHL")

    In July 1998, the Company acquired exclusive worldwide marketing and development rights to SHL TRANSFORM, a knowledge-driven process management and productivity software toolset and its integrated process management methodologies, from the Online Knowledge Group (OKG) of Canadian-based SHL. Viasoft renamed the product Visual Process. As part of the agreement, the Company had the option to hire certain employees of SHL in October 1998, had the option to purchase certain furniture and equipment used by the SHL development employees and has the exclusive right to remarket the licensed software to SHL's existing customers. As a result, the agreement was accounted for as a purchase in accordance with Accounting Principles Board Opinion Nos. 16 and 17.

    The aggregate cost of the SHL acquisition consisted of the following (in thousands):

          Cash...........................................     $6,000
          Acquisition costs..............................        886
                                                              ------
          Total..........................................     $6,886
                                                              ======

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

    The Company originally planned to integrate the Visual Process technology and methodology into its entire product and service lines to deliver repeatable, defined business solutions to its customers. The first of two projects was to migrate all of the Company's existing business solution processes to the process management toolset. This project was estimated to cost $500,000. The integration of the Company's existing business solution processes was substantially complete as of December 31, 1998, and did cost approximately $500,000. The second project was the re-design, development and testing necessary to migrate the underlying process management tool from 16-bit architecture to 32-bit architecture in order to integrate the tool with the Company's existing and planned products. This project was estimated to cost approximately $2.6 million and to be complete at the end of calendar 1999.

    In connection with the Company's reorganization and change in business model, the plans for this product were significantly altered. During the fourth quarter of fiscal 1999, the Company decided to sell the license to the technology and to discontinue future development on the product. The Company hired a consulting firm to provide an estimated market value of the product and to market the product to potential buyers. In addition, the Company wrote down the intangible assets related to the SHL purchase to their estimated fair market value, resulting in a charge of approximately $130,000, and reclassified the assets to current assets. Viasoft has shut down the Visual Process development lab in Toronto, Canada and the remaining support of Visual Process was moved to its Phoenix office in the second quarter of fiscal 2000.

4.       BUSINESS SEGMENTS

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

     Segment information for the three months ended September 30, 1999 and 1998, is as follows (in thousands):

                                                                            For the three months ended
                                                                                   September 30,
                                                                              1999               1998
                                                                              ----               ----
      REVENUES:
        Domestic products                                                   $  8,551           $ 11,915
        Domestic professional services                                         2,247              6,246
        International products and professional services                       7,847              7,162
                                                                            --------           --------
          Total revenues                                                      18,645             25,323
      Operating expenses:
        Domestic products                                                      2,748              5,139
        Domestic professional services                                         2,543              5,140
        International products and professional services                       4,709              4,898
        Cost of license and maintenance                                        2,605              3,743
        Research and development                                               2,334              4,453
        Corporate overhead                                                     3,992              4,589
                                                                            --------           --------
        Total operating expenses                                              18,931             27,962
      INCOME (LOSS) FROM OPERATIONS, BEFORE WRITE-OFF OF PURCHASED
          IN-PROCESS RESEARCH AND DEVELOPMENT, RESTRUCTURING
          CHARGES, OR OTHER INCOME
        Domestic products                                                      5,803              6,776
        Domestic professional services                                          (296)             1,106
        International products and professional services                       3,138              2,264
        Cost of license and maintenance                                       (2,605)            (3,743)
        Research and development                                              (2,334)            (4,453)
        Corporate overhead                                                    (3,992)            (4,589)
                                                                            --------           --------
      TOTAL INCOME (LOSS) FROM OPERATIONS, BEFORE WRITE-OFF OF
          PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT,
          RESTRUCTURING CHARGES, OR OTHER INCOME                                (286)            (2,639)
        Write-off of purchased in-process research and development                --             (5,013)
        Restructuring charges                                                     --             (4,790)
        Other income                                                             936              1,576
                                                                            --------           --------
        Income (loss) before income taxes                                   $    650           $(10,866)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q, in "Factors That May Affect Future Results" in the Company's Form 10-K for the year ended June 30, 1999 and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. See "Special Note on Forward-Looking Statements."

OVERVIEW

    On July 15, 1999, Viasoft and Compuware announced the execution of a merger agreement providing for Compuware to acquire Viasoft through a cash tender offer, subject to the satisfaction of certain conditions. The expiration date of this offer has been extended to November 29, 1999, in order to provide additional time to evaluate available options to defend a civil action filed by the Antitrust Division of the Department of Justice ("DOJ") to block the acquisition. (See Note 2 to the Consolidated Financial Statements).

    Viasoft believes that its business, results of operation, financial condition and liquidity have been materially adversely affected by the announcement of the proposed acquisition by Compuware. Relationships with customers have been adversely affected and revenues from product licenses and professional services have declined as customers have delayed or reconsidered purchase decisions. In addition, the Company has experienced significant employee attrition as a result of the announcement of the Compuware transactions and the subsequent delays in closing the acquisition. The Company believes that its business, results of operations, financial condition and liquidity would be further materially adversely affected if this transaction is not completed without undue additional delays. In particular, Viasoft believes that its relationships with its customers and employees would be seriously damaged. See
Note 2 to the Consolidated Financial Statements.

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

    Revenue is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-9 which modifies SOP 97-2 with respect to certain transactions involving multiple element arrangements. Accordingly, revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer or a purchase order from a reseller after receipt of an executed reseller agreement and any remaining obligations under the license agreement are insignificant. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized generally as related services are provided. Professional services do not involve significant customization, modification or production of the licensed software.

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

    As of September 30, 1999, approximately 182 employees have been separated from the Company in conjunction with the fiscal 1999 reorganization and restructuring plans and $4.4 million in severance and related costs had been paid out or incurred. Approximately $96,000 had been used for office consolidation costs as of September 30, 1999.

     The discussion of results of operations for the three months ended September 30, 1999 and 1998, below excludes the effect of these restructuring charges and purchased in-process research and development charges.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

REVENUES

    Total revenues were $18,645,000 for the quarter ended September 30, 1999 as compared to $25,323,000 for the quarter ended September 30, 1998. Software license fees were $7,052,000 for the quarter ended September 30, 1999, a decrease of 28% from $9,735,000 in the quarter ended September 30, 1998. The decrease in software license fees related to customer decisions to postpone or reconsider purchases due to the proposed acquisition of the Company by Compuware and, additionally, the slowdown in the worldwide demand for the Company's year 2000 mainframe and desktop software tools. Beginning in late fiscal 1999, OnMark 2000 license revenues began to decline significantly both domestically and internationally. The Company anticipates that this will accelerate as the year 2000 approaches and that the year 2000 market will be substantially over by mid-2000. Management believes that license fee revenue will continue to be adversely affected until the proposed merger with Compuware is completed.

    Maintenance fees were $8,298,000 in the quarter ended September 30, 1999 compared to $8,293,000 in the quarter ended September 30, 1998. With the Company's entry into the desktop software market with the OnMark 2000 product line, it has experienced that a large number of OnMark customers do not purchase maintenance services. As a result, the Company has begun to experience erosion in maintenance revenue growth due to a large percentage of license sales in late fiscal 1998 and throughout fiscal 1999 being OnMark 2000 licenses. In addition, in fiscal 1999 and continuing into fiscal 2000, the Company saw instances of maintenance cancellations that management believes were the result of customers canceling maintenance after completion of their year 2000 remediation projects. If, in the future, customers discontinue use of Viasoft products because they purchased them solely for year 2000 projects, it could have a material adverse effect on the Company's maintenance revenues.

    Professional services fees were $3,288,000 for the quarter ended September 30, 1999, a decrease of 55% from $7,288,000 in the quarter ended September 30, 1998. In April 1999, the Company announced a reorganization of its operations to transition to a solutions-driven model focused on e-business enablement, and accordingly developed plans to grow its services business. Management believed that the Company could experience weakness in professional services fee revenue and margins as it transitioned to this new model. In July 1999, the proposed acquisition of the Company by Compuware was announced. As a result of this announcement, the Company has not been able to fully implement the planned transition to a solutions-based model. The decrease in professional services fee income is a result of customers, both domestically and internationally, delaying decisions regarding signing new services agreements pending the outcome of the merger with Compuware as well as the reorganization commenced in the fourth quarter of fiscal 1999. Management believes that professional services fee revenue will continue to be adversely affected until the proposed merger with Compuware is completed.

COST OF REVENUES

    Cost of software license and maintenance fees, which includes royalties, cost of customer support and packaging and product documentation, was $2,667,000 in the quarter ended September 30, 1999, a decrease of 29% from $3,749,000 in the quarter ended September 30, 1998. Gross margins on software license and maintenance fees increased to 83% in the quarter ended September 30, 1999 compared to 79% in the quarter ended September 30, 1998. Royalty expenses in the quarter ended September 30, 1999 decreased 51% over the same period in fiscal 1999, primarily due to the decrease in sales of the OnMark 2000 product line. All products in the OnMark product line require royalty payments to third parties. Other factors contributing to the decrease in cost of software license and maintenance fees and improvement in margins included lower software license fee revenues, the reduction in the number of customer support personnel worldwide as a result of the Company's reorganization which commenced in fiscal 1999 as well as the announcement of the Compuware transaction, and lower product documentation and packaging costs.

    Cost of professional services fees, which consists principally of personnel costs, third-party subcontracting costs, and other costs related to the professional services business, was $3,744,000 in the quarter ended September 30, 1999, a decrease of 38% from $5,992,000 in the quarter ended September 30, 1998. The decrease in expenses was primarily a result of lower subcontractor costs in line with the decrease in professional services fee revenues. The gross margin for professional services was a negative 14% in the quarter ended September 30, 1999 compared to 18% in the quarter ended September 30, 1998. The negative margin was a result of the Company' inability to cover the costs of the overhead in the professional services group due to the decline in professional services fee revenue in the first quarter of fiscal 2000. The Company anticipates the continuation of breakeven or negative professional services margins until the proposed merger with Compuware is completed.

SALES AND MARKETING

    Sales and marketing expenses, which consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel, were $7,419,000 in the quarter ended September 30, 1999, a decrease of 33% from $11,105,000 in the quarter ended September 30, 1998. Sales and marketing expense as a percentage of total revenues was 40% in the quarter ended September 30, 1999 and 44% in the quarter ended September 30, 1998. These decreases are attributable primarily to a decrease in the number of sales and marketing personnel and their related costs as a result of attrition due to the Company's reorganization plan which commenced in fiscal 1999 as well as the announcement of the Compuware transaction. In addition, bonuses and commissions declined due to the decrease in license revenues and marketing and promotional costs declined due to the Company's cost cutting initiatives. Lastly, the Company incurred a $1.0 million charge for bad debts in the first quarter of fiscal 1999. This charge was not necessary in fiscal 2000.

RESEARCH AND DEVELOPMENT

    Research and development expenditures consist primarily of personnel costs of the research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and third-party development costs. Research and development expenditures were $2,334,000 in the quarter ended September 30, 1999, compared to $4,454,000 in the quarter ended September 30, 1998. Research and development expenses decreased 48% year over year. As a percentage of total revenues, research and development costs decreased to 13% in the quarter ended September 30, 1999 from 18% for the quarter ended September 30, 1998. Purchased research and development charges for third-party products, primarily related to the SHL acquisition and the OnMark product line, of approximately $1.2 million were made in fiscal 1999. There were no such expenditures made in the first quarter of fiscal 2000. The decrease in these third-party charges along with the decrease in development personnel as a result of the Company's reorganization and the Compuware announcement are the primary reasons for the decline in both actual research and development expenses and expenses as a percentage of revenues.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems, and other administrative functions of the Company. General and administrative expenses were $2,767,000 in the quarter ended September 30, 1999, an increase of 4% from $2,662,000 in the quarter ended September 30, 1998. This increase is primarily a result of additional amortization of intangibles related to the EraSoft and SHL acquisitions offset by savings in personnel costs as a result of attrition due to the Company's reorganization and the announcement of the Compuware transaction. As a percentage of total revenues, general and administrative expenses were 15% in the quarter ended September 30,

1999 compared to 11% in the quarter ended September 30, 1998. This increase is primarily due to the overall decrease in revenues.

OTHER INCOME (EXPENSE)

    Other income was $936,000 in the quarter ended September 30, 1999, compared to $1,576,000 in the quarter ended September 30, 1998. A decline in interest income due to lower cash balances available for investment as a result of expenditures for the Company's stock repurchase program and increased foreign exchange losses incurred due to the dollar strengthening against European currencies caused the decrease in other income.

INCOME TAX BENEFIT/PROVISION

    The Company's income tax provision was $229,000 in the quarter ended September 30, 1999 compared to a benefit of $3,799,000 in the quarter ended September 30, 1998. The Company's effective rate for the quarter ended September 30, 1999 was 35% compared to a 35% benefit in the quarter ended September 30, 1998. The benefit in the first quarter of fiscal 1999 was a direct result of pre-tax losses resulting from the restructuring and in-process research and development charges incurred.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, the Company had cash and cash equivalents and investments of $87,724,000, representing a increase of $1,675,000 from the total of $86,049,000 at June 30, 1999. The increase is primarily from cash generated from operations.

    The Company's net cash provided by operating activities was $1,286,000 and $796,000 for the quarter ended September 30, 1999 and 1998, respectively. Net cash provided by operations for the quarter ended September 30, 1999 was composed primarily of net income and non-cash charges for depreciation and amortization offset by a net decrease in working capital. Net cash provided from operations for the quarter ended September 30, 1998 was composed primarily of non-cash charges for the write-offs of purchased in-process research and development for the SHL acquisition, restructuring charges, and depreciation and amortization, offset by a net loss and a net decrease in working capital.

    The Company's investing activities used cash of $3,497,000 in the quarter ended September 30, 1999 and provided cash of $5,806,000 in the quarter ended September 30, 1998. In the quarter ended September 30, 1999, the primary use of cash was from investment purchases exceeding maturities. In the quarter ended September 30, 1998, cash was provided by investment maturities offset by the purchase of investments, the cash paid to acquire SHL and, to a lesser extent, business and technology acquisitions and the purchase of furniture, fixtures, and equipment.

    The Company's financing activities provided cash of $186,000 and used cash of $8,639,000 in the quarter ended September 30, 1999 and 1998, respectively. In the quarter ended September 30, 1999, cash was provided by sales of treasury stock for stock option exercises. In the quarter ended September 30, 1998, cash was used to purchase 921,500 shares of treasury stock through the Company's stock repurchase program.

    As of September 30, 1999, the Company did not have any material commitments for capital expenditures. For the remainder of fiscal 2000, the Company anticipates capital expenditures of approximately $4.1 million, primarily for computer hardware and software to continue to update the Company's network infrastructure for year 2000 compliance and technological changes.

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

INTERNAL OPERATING SYSTEMS

    Viasoft has completed remediation of all major internal operating and mission-critical systems and is continuing to assess any new additions to its internal operating systems for year 2000 compliance. As a result of its initial year 2000 assessment and because of changing business requirements, Viasoft has installed new enterprise-wide systems relating to the Company's accounting and customer relationship management needs, each of which has been warranted by the vendor to be year 2000 compliant. Installation of both systems was completed by July 31, 1999. Viasoft completed remediation of its mission critical desktop year 2000 issues, which included software packages, PC hardware and data files. The Company utilized its own product suite, OnMark 2000, to assess its desktop concerns. The assessment and remediation of its desktop systems for year 2000 compliance was completed by October 31, 1999. The Company will continue to scan all PC hardware and data files to ensure the ongoing integrity of the remediation efforts. Viasoft expects to continue to receive updated year 2000 compliance information from its vendors until the end of the calendar year, which may require installation of patches, fixes or new releases of software and new equipment. If the Company receives a significant number of new releases that are required to be installed for year 2000 compliance late in the calendar year, the year 2000 compliant status of its major internal operating and mission-critical systems could be jeopardized. If the Company's major internal operating systems are not year 2000 compliant, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

VENDORS, FACILITIES AND OTHER THIRD PARTIES

    Viasoft continues to evaluate the year 2000 readiness of its material vendors, facilities, and other third parties with respect to IT, as well as non-IT, assets. Viasoft has forwarded questionnaires to many of its material vendors and other third parties and evaluates the responses on a case-by-case basis, placing primary emphasis on its vendors providing critical services. Viasoft has placed the emphasis of its vendor review on its primary vendors, such as payroll services, computer services, telephone services, financial services and principal office locations. Where necessary, the Company has replaced all non-compliant payroll services vendors and telephone systems. If the Company's material vendors, facilities, or other third parties are not year 2000 compliant, the Company's business operations would be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems.

PRODUCTS

    The Company's development of products and technology is accomplished through
(i) in-house development and (ii) acquisition or license from third parties. The Company continues to evaluate and update its assessment of all of its internally developed and third-party developed products for year 2000 compliance, and believes that all of such products have been designed to satisfy the Company's year 2000 specifications. The Company provides information on its website to update customers and other interested parties on the year 2000 status of its software products. In addition, the Company has completed a mailing to all customers alerting them to the year 2000 problem and referring them to the Company's website for additional information. As part of its ongoing evaluation, the Company developed an internal project plan for the re-testing of its software products pursuant to a methodology designed specifically for the purpose of detecting year 2000 errors. Actual testing began in March and was completed in August 1999 for the most current releases of Viasoft products. The testing of products licensed by Viasoft from third parties for resale to customers was completed in October 1999. The Company will continue to monitor and test newly developed or acquired products for year 2000 compliance. In the event that any of the Company's developed or acquired products are not year 2000 compliant, the Company's sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and the Company's business, results of operations and financial condition would be materially and adversely affected.

CONTINGENCY PLANS

    Throughout the past quarter, the Company has undertaken contingency planning in the event that its internal operating systems, vendors, facilities, products, or any other components of its business operations fail to operate as a consequence of the year 2000 century date change. As part of this planning process, the Company has addressed needs such as short term use of backup equipment or software, developing manual workaround processes, the use of cell phones and alternate e-mail addresses, and the temporary relocation of key customer support employees to an alternate self-contained work site. The Company continues to work on the contingency plan and expects the plan to be approved by executive management and in effect by November 30, 1999.

BUDGET FOR YEAR 2000 READINESS PROJECT

    The Company has budgeted approximately $6.0 million for its year 2000 compliance program and has incurred approximately $4.8 million of these expenses to date. Costs incurred for year 2000 compliance include internal staff to the extent they are dedicated to the project, a portion of which is expensed in the Company's general and administrative expenses line item and the remainder is expensed in its research and development expenses line item. The Company started incurring these expenses in 1995, when the Company first began the assessment and remediation of internally developed products, and expenses are expected to continue through fiscal year 2000.
    The Company reviews its year 2000 compliance budget every quarter and adjusts for changes in its implementation plan for its internal systems or for product testing and remediation changes. The budget was reduced approximately $500,000 during the first quarter of fiscal 2000 as a result of reassessment of percentage of completion of the Company's testing of its internal products.

    The estimated costs of the Company's year 2000 compliance program have not had and are not expected to have a material effect on the Company's financial position, results of operations or liquidity. However, there can be no assurance that the Company will not experience material adverse consequences in the event that the Company's year 2000 compliance program is not successful or its vendors, facilities, or other third parties are unable to resolve their year 2000 compliance issues.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or (except as described below) foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars, except in Italy and Spain, where they are denominated in local currency. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $73,000 from foreign currency fluctuations in the quarter ended September 30, 1999 compared to a gain of $218,000 in the quarter ended September 30, 1998.

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

ITEM 3.  LEGAL PROCEEDINGS.

    On October 29, 1999 the United States Department of Justice ("DOJ") filed a civil antitrust lawsuit against Compuware and Viasoft in the United States District Court of the District of Columbia to block the proposed acquisition of Viasoft by Compuware. The DOJ alleged that competition in the mainframe testing/ debugging and fault diagnostic tool markets would be substantially lessened as a result of the proposed transaction.

    Compuware and Viasoft agreed with the DOJ that it was not necessary to obtain a temporary restraining order ("TRO") and that Compuware would not accept the tendered shares until a decision is entered by the court on the DOJ's motion for a preliminary injunction, or the matter is otherwise resolved. Compuware and Viasoft are preparing to respond to the complaint and continue to evaluate their options for responding to the DOJ's action.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Included in such forward-looking statements are those statements in "Year 2000 Considerations" regarding the Company's plans and expectations relating to the Company's Year 2000 compliance. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, quarterly conference calls or otherwise. The words "believes", "expects", "anticipates", "intends", "forecasts", "projects", "plans", "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, the affect of the proposed acquisition by Compuware, the Company's dependence on the year 2000 century date conversion market, both mainframe and desktop, and dependence on its ESW primary product line, the volatility of the Company's common stock price, fluctuations in revenues and operating results, the Company's ability to manage changes in its professional services business and risks associated with a professional services business, including volatility of workload, ability to successfully manage consulting projects, proper allocation of resources and hiring, training and retaining qualified personnel, risks associated with international operations including longer payment cycles and exchange rate fluctuations, the Company's ability to manage rapid change in its business and industry, the Company's ability to enhance existing products and develop or acquire new products and technology to keep pace with technological developments and evolving industry standards and to respond to changes in customer needs, the Company's dependence on key management and technical personnel and increasing competition to attract skilled personnel, the adequacy of the Company's program to address year 2000 compliance issues and general economic and business conditions, as well as factors discussed elsewhere in this Form 10-Q, in "Factors That May Affect Future Results" in the Company's Form 10-K for the year ended June 30, 1999 and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)   EXHIBITS

           NUMBER DESCRIPTION


           11 Computation of Earnings Per Share for the three month periods ended September 30, 1999 and 1998.

           27              Financial Data Schedule


     (B)   REPORTS ON FORM 8-K

           None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Viasoft, Inc.



Date: November 12, 1999                By /s/ Steven D. Whiteman
                                          -------------------------------------
                                          Steven D. Whiteman
                                          President


Date: November 12, 1999                By /s/ Mark R. Schonau
                                          -------------------------------------
                                          Mark R. Schonau
                                          Chief Financial Officer

                    EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
    11                            Computation of Earnings Per Share for the
                                  three month periods ended September 30, 1999
                                  and 1998.

    27                            Financial Data Schedule





