Form 10-Q
period 1999-12-31
VIASOFT INC /DE/
filed 2000-02-14
CIK 935418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 1999

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                4343 EAST CAMELBACK ROAD, PHOENIX, ARIZONA 85018
               (Address of principal executive offices) (Zip Code)

                                 (602) 952-0050
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of January 31, 2000, there were 18,098,636 outstanding shares of Common Stock, par value $.001 per share, of Viasoft, Inc.

                         VIASOFT, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                Page
                                                                                                ----
PART I.  FINANCIAL INFORMATION
   Item 1.        Financial Statements

                  Consolidated Balance Sheets as of December 31, 1999
                  and June 30, 1999                                                               3

                  Consolidated Statements of Operations for the
                  three and six months ended December 31, 1999 and 1998                           4

                  Consolidated Statements of Cash Flows for the
                  six months ended December 31, 1999 and 1998                                     5

                  Consolidated Statements of Comprehensive Income for
                  the three and six months ended December 31, 1999 and 1998                       6

                  Notes to Consolidated Financial Statements                                      7

   Item 2.        Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations                                  11

   Item 3.        Legal Proceedings                                                              24

PART II. OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                                               26

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       ( in thousands, except share data)


                                                                                           DECEMBER 31,            JUNE 30,
                                                                                               1999                  1999
                                                                                            ---------             ---------
                                 ASSETS                                                    (unaudited)
Current assets:
      Cash and cash equivalents                                                             $  32,401             $  25,609
      Investments, at amortized cost                                                           43,019                55,650
      Accounts receivable (less allowance for doubtful accounts
          of $927 and $829, respectively)                                                      13,854                23,632
      Prepaid expenses and other                                                                4,640                 5,966
                                                                                            ---------             ---------
          Total current assets                                                                 93,914               110,857
                                                                                            ---------             ---------

Furniture and equipment, net                                                                    4,842                 6,349
                                                                                            ---------             ---------

Other assets:
      Investments, at amortized cost                                                           12,641                 4,791
      Intangible assets, net                                                                    2,881                 4,232
      Long-term deferred tax asset                                                              7,131                 7,527
      Other                                                                                       384                   413
                                                                                            ---------             ---------
          Total other assets                                                                   23,037                16,963
                                                                                            ---------             ---------
          Total assets                                                                      $ 121,793             $ 134,169
                                                                                            =========             =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                      $     911             $   1,012
      Accrued compensation                                                                      1,989                 2,488
      Accrued income taxes payable                                                              1,103                 2,966
      Restructuring reserves                                                                    1,687                 3,278
      Other accrued expenses                                                                    6,821                 9,949
      Deferred revenue                                                                         12,914                19,541
                                                                                            ---------             ---------
          Total current liabilities                                                            25,425                39,234
                                                                                            ---------             ---------
Deferred revenue, recognized after one year                                                       107                   206
                                                                                            ---------             ---------
Other long term liabilities                                                                        --                    99
                                                                                            ---------             ---------
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.001 par value, 2,000,000 shares authorized,
          no shares issued or outstanding                                                          --                    --
      Common stock, $.001 par value, 48,000,000 shares
          authorized, 19,456,133 shares issued at both
          December 31, 1999 and June 30, 1999, respectively                                        19                    19
      Capital in excess of par value                                                          122,214               122,989
      Accumulated deficit                                                                     (14,050)              (15,485)
      Cumulative translation adjustment                                                        (1,062)                 (814)
      Treasury stock, at cost, 1,428,501 and 1,550,296 shares at
          December 31, 1999 and June 30, 1999, respectively                                   (10,860)              (12,079)
                                                                                            ---------             ---------
          Total stockholders' equity                                                           96,261                94,630
                                                                                            ---------             ---------
          Total liabilities and stockholders' equity                                        $ 121,793             $ 134,169
                                                                                            =========             =========


 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ( in thousands, except per share data)
                                   (unaudited)

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   DECEMBER 31,                      DECEMBER 31,
                                                            -------------------------         -------------------------
                                                              1999             1998             1999             1998
                                                            --------         --------         --------         --------
Revenue:
      Software license fees                                 $  4,964         $ 13,738         $ 12,016         $ 23,473
      Maintenance fees                                         7,828            8,849           16,126           17,142
      Professional services fees                               2,714            7,091            6,002           14,379
      Other                                                        2                9                9               16
                                                            --------         --------         --------         --------
          Total revenues                                      15,508           29,687           34,153           55,010
                                                            --------         --------         --------         --------

Operating expenses:
      Cost of software license and
          maintenance fees                                     1,828            4,606            4,495            8,355
      Cost of professional services fees                       3,277            6,107            7,021           12,099
      Sales and marketing                                      5,189           11,239           12,002           22,344
      Write-off of purchased in-process research
          and development                                         --               --               --            5,013
      Research and development                                 2,098            3,768            4,432            8,222
      General and administrative                               2,552            2,477            5,925            5,139
      Restructuring charge                                        --               --               --            4,790
                                                            --------         --------         --------         --------
          Total operating expenses                            14,944           28,197           33,875           65,962
                                                            --------         --------         --------         --------

Income (loss) from operations                                    564            1,490              278          (10,952)
                                                            --------         --------         --------         --------

Other income (expense):
      Interest income                                          1,100            1,049            2,128            2,418
      Interest expense                                            --               (2)              --               (2)
      Other income (expense), net                               (105)            (310)            (197)            (103)
                                                            --------         --------         --------         --------
          Total other income (expense)                           995              737            1,931            2,313
                                                            --------         --------         --------         --------

Income (loss) before income taxes                              1,559            2,227            2,209           (8,639)
      Income tax (benefit)/provision                             545              780              774           (3,019)
                                                            --------         --------         --------         --------
Net income (loss)                                           $  1,014         $  1,447         $  1,435         $ (5,620)
                                                            ========         ========         ========         ========

Basic earnings (loss) per common share                      $   0.06         $   0.08         $   0.08         $  (0.30)
                                                            ========         ========         ========         ========

Weighted average number of common shares outstanding          18,001           18,311           17,970           18,633
                                                            ========         ========         ========         ========

Diluted earnings (loss) per common and common share
      equivalent                                            $   0.06         $   0.08         $   0.08         ($  0.30)
                                                            ========         ========         ========         ========
Weighted average number of common and common share
      equivalents outstanding                                 18,279           18,481           18,342           18,633
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

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                            --------------------------
                                                                                              1999             1998
                                                                                            --------         --------
OPERATING ACTIVITIES:
Net income (loss)                                                                           $  1,435         $ (5,620)
                                                                                            --------         --------
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities -
      Depreciation and amortization                                                            2,917            2,783
      Write-off of purchased in-process research and development                                  --            5,013
      Restructuring charge                                                                        --            4,780
Changes in operating assets and liabilities, net of effect of business acquired:
      (Increase) decrease in accounts receivable                                               9,778             (812)
      Decrease in prepaid expenses and other                                                   1,231            3,701
      (Increase) decrease in other assets                                                        359           (2,929)
      Decrease in accrued income taxes                                                        (1,863)          (3,588)
      Decrease in accounts payable and other accrued expenses                                 (4,768)          (2,844)
      Decrease in accrued compensation                                                          (499)          (1,059)
      Decrease in deferred revenue                                                            (6,825)          (3,968)
                                                                                            --------         --------
          Total adjustments                                                                      330            1,077
                                                                                            --------         --------
               Net cash (used in) provided by operating activities                             1,765           (4,543)
                                                                                            --------         --------

INVESTING ACTIVITIES:
      Capital expenditures                                                                       (11)          (2,691)
      Cash paid for business, net of cash acquired                                                --           (6,000)
      Purchase of investments                                                                (27,109)         (48,273)
      Investment maturities                                                                   32,019           59,838
                                                                                            --------         --------
               Net cash provided by investing activities                                       4,899            2,874
                                                                                            --------         --------

FINANCING ACTIVITIES:
      Purchase of treasury stock                                                                  --          (12,074)
      Sale of treasury stock                                                                     444              822
      Payments received on common stock subscriptions receivable                                  --               --
      Proceeds from issuance of common stock                                                      --               --
      Payments for offering costs                                                                 --               --
                                                                                            --------         --------
               Net cash (used in) provided by financing activities                               444          (11,252)
                                                                                            --------         --------

Effect of exchange rate changes on cash                                                         (316)             401
                                                                                            --------         --------
Net increase (decrease) in cash and cash equivalents                                           6,792          (12,520)
Cash and cash equivalents, beginning period                                                   25,609           37,809
                                                                                            --------         --------
Cash and cash equivalents, end of period                                                    $ 32,401         $ 25,289
                                                                                            ========         ========
Supplemental cash flow information:
      Income taxes paid                                                                     $    691         $  2,894



 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ( in thousands)
                                   (unaudited)


                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            DECEMBER 31,                    DECEMBER 31,
                                                        1999            1998           1999            1998
                                                      -------         -------        -------         -------
Net Income (loss)                                     $ 1,014         $ 1,447        $ 1,435         $(5,620)

Other comprehensive income, net of tax
      Foreign currency translation adjustments           (326)             65           (161)            261
                                                      -------         -------        -------         -------

Comprehensive income (loss)                           $   688         $ 1,512        $ 1,274         $(5,359)
                                                      =======         =======        =======         =======


 The accompanying notes are an integral part of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The consolidated financial statements include the accounts of Viasoft, Inc. and its wholly-owned subsidiaries ("Viasoft" or the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and six months period ended December 31, 1999 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2.       TERMINATION OF PROPOSED TRANSACTION WITH COMPUWARE

    On July 15, 1999, Viasoft and Compuware Corporation ("Compuware") announced the execution of a merger agreement providing for Compuware to acquire Viasoft through a cash tender offer followed by a merger ("Merger"). As contemplated by the merger agreement, on July 22, 1999, a wholly-owned subsidiary of Compuware, CV Acquisition, Inc., offered to purchase all outstanding shares of Viasoft's Common Stock for $9.00 per share on the terms and conditions of an Offer to Purchase submitted to the Viasoft shareholders. This offer had an original expiration date of August 19, 1999, which was subsequently extended a number of times. The final extension date was January 18, 2000. On January 18, 2000, Viasoft and Compuware agreed to terminate the merger agreement.

    Consummation of the tender offer was subject to certain conditions, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act. On August 3, 1999, both Viasoft and Compuware received requests for additional information and documents from the Antitrust Division of the Department of Justice ("DOJ") in connection with its review of the companies' Hart-Scott-Rodino filings. As a result of these information requests, Compuware extended the tender offer to allow sufficient time to comply with the information requests and to allow the DOJ time to complete its investigation.

    On October 29, 1999, the DOJ filed a civil antitrust lawsuit against Compuware and Viasoft in the United States District Court for the District of Columbia to block the proposed acquisition of Viasoft by Compuware. The DOJ alleged that competition in the mainframe testing/debugging and fault diagnostic tool markets would be substantially lessened as a result of the proposed transaction. Compuware and Viasoft extended the tender offer a number of times in order to provide additional time to evaluate and pursue available options in defense of the civil action. Viasoft agreed with Compuware to terminate the merger agreement because the Board of Directors did not believe that continuing the litigation for many months, with its inherent risks, substantial costs and potential for irreparable damage to the Viasoft business and relationships with customers, distributors and employees was in the best interest of Viasoft shareholders.

    Viasoft believes that its business, results of operations, financial condition and liquidity have been materially adversely affected by the announcement of the proposed acquisition by Compuware, the DOJ litigation and resulting termination of the transaction. Relationships with customers have been adversely affected and revenues from product licenses and professional services have declined as customers have delayed or reconsidered purchase decisions. In addition, the Company has experienced significant employee attrition as a result of the announcement of the Compuware transactions and the subsequent delays and uncertainty. Loss of employees has been most significant in the marketing and administration functions and in the sales force, particularly in the United States. The Company believes that its business, results of operations, financial condition and liquidity may be further materially adversely affected, as the Company works to recover from the effects of the terminated Compuware transaction. Among other things, Viasoft will be required to restructure and rebuild its workforce and reinforce both its customer relationships and position in the marketplace following termination of the proposed merger. As part of this restructuring, the Company recently announced the reorganization of its business into two independent business units. Implementing this reorganization required a workforce reduction of 20-25%, or approximately 70 people.

    Viasoft will take a pre-tax charge of approximately $1.8 million in its fiscal third quarter ended March 31, 2000, for costs related to the merger. These costs are primarily for outside legal fees and financial services associated with the merger, as well as significant litigation expenses.

    On January 24, 2000, Viasoft received a letter from Compuware claiming that Viasoft violated the previously-terminated merger agreement with Compuware and demanding $10 million in damages. Compuware alleged that Viasoft violated its obligations under the merger agreement to refrain from seeking alternative take-over proposals and, as a result, failed to use reasonable efforts to obtain regulatory approval and consummate the proposed transaction. Viasoft has publicly disclosed these claims and has stated that there is no basis for the claims. To Viasoft's knowledge, Compuware has not commenced any legal proceedings with respect to the claims. In light of these circumstances, and because Viasoft believes the Compuware allegations to be entirely without merit, Viasoft does not believe a reserve for this matter is appropriate.

3.       SUBSEQUENT EVENT - REDUCTION IN FORCE

     On February 11, 2000, Viasoft announced a reorganization of the Company into two independent business units, resulting in a workforce reduction of 20-25%, or approximately 70 people. A one-time charge of $1.4 million, representing severance costs, will be taken in the current fiscal quarter.

4.   ACQUISITION

SHL SYSTEMHOUSE CO. ("SHL")

    In July 1998, the Company acquired exclusive worldwide marketing and development rights to SHL TRANSFORM, a knowledge-driven process management and productivity software toolset and its integrated process management methodologies, from the Online Knowledge Group (OKG) of Canadian-based SHL. Viasoft renamed the product Visual Process.

    In connection with the Company's reorganization and change in business model in the fourth quarter of fiscal 1999, the plans for this product were significantly altered. During the fourth quarter of fiscal 1999, the Company decided to sell the license to the technology and to discontinue future development on the product. The Company hired a consulting firm to provide an estimated market value of the product and to market the product to potential buyers. In addition, the Company has written down the intangible assets related to the SHL purchase to their estimated fair market value, resulting in a charge of approximately $130,000, and reclassified the assets to current assets. Viasoft has shut down the Visual Process development lab in Toronto, Canada and the remaining support of Visual Process was moved to its Phoenix office in the second quarter of fiscal 2000. The Company believes its efforts to sell the license were inhibited by the announcement of the proposed Compuware acquisition and by the closure of the development lab in Toronto and is presently reviewing its alternatives with respect to the product.

5.  FISCAL 1999 RESTRUCTURING

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

    As of December 31, 1999, approximately 194 employees have been separated from the Company in conjunction with the fiscal 1999 reorganization and restructuring plans and $4.8 million in severance and related costs had been paid out or incurred. Approximately $313,000 had been used for office consolidation costs as of December 31, 1999.

6.   BUSINESS SEGMENTS

    Viasoft operates primarily in three business segments in the software industry: domestic products, domestic professional services and international products and professional services. For purposes of these segments, all of the Americas operations are reported as part of the domestic segment. The Company evaluates each business segment based upon operating profit. Each business segment's operating profits do not include an allocation of the cost of license and maintenance, research and development costs, corporate overhead costs, write-offs of purchase in-process research and development charges, restructuring charges and other income. The

Company does not evaluate assets and capital expenditures on a segment basis. Segment information for the three and six months ended December 31, 1999 and 1998, is as follows (in thousands):

                                                            Three Months Ended          Six Months Ended
                                                               December 31,                December 31,
                                                           1999            1998          1999           1998
                                                        ----------------------------------------------------
    REVENUES:
  Domestic products                                     $  8,727       $ 13,961       $ 17,278       $ 25,876
  Domestic professional services                           1,678          5,900          3,925         12,146
  International products and professional services         5,103          9,826         12,950         16,988
                                                        --------       --------       --------       --------
    Total revenues                                        15,508         29,687         34,153         55,010
OPERATING EXPENSES:
  Domestic products                                        1,117          4,353          3,865          9,492
  Domestic professional services                           1,983          5,254          4,526         10,394
  International products and professional services         4,357          5,780          9,066         10,678
  Cost of license and maintenance                          1,755          4,577          4,360          8,320
  Research and development                                 2,098          3,768          4,432          8,221
  Corporate overhead                                       3,634          4,465          7,626          9,054
                                                        --------       --------       --------       --------
  Total operating expenses                                14,944         28,197         33,875         56,159
INCOME (LOSS) FROM OPERATIONS, BEFORE WRITE-OFF
OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT,
RESTRUCTURING CHARGES, OR OTHER INCOME:
  Domestic products                                        7,610          9,608         13,413         16,384
  Domestic professional services                            (305)           646           (601)         1,752
  International products and professional services           746          4,046          3,884          6,310
  Cost of license and maintenance                         (1,755)        (4,577)        (4,360)        (8,320)
  Research and development                                (2,098)        (3,768)        (4,432)        (8,221)
  Corporate overhead                                      (3,634)        (4,465)        (7,626)        (9,054)
                                                        --------       --------       --------       --------
TOTAL INCOME (LOSS) FROM OPERATIONS, BEFORE
WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND
DEVELOPMENT, RESTRUCTURING CHARGES, OR
OTHER INCOME:                                                564          1,490            278         (1,149)
  Write-off of purchased in-process research and
  development                                               --             --             --           (5,013)
  Restructuring charges                                     --             --             --           (4,790)
  Other income                                               995            737          1,931          2,313
                                                        --------       --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                       $  1,559       $  2,227       $  2,209       $ (8,639)
                                                        ========       ========       ========       ========


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

OVERVIEW

    On July 15, 1999, Viasoft and Compuware announced the execution of a merger agreement providing for Compuware to acquire Viasoft through a cash tender offer, subject to the satisfaction of certain conditions. The expiration date of this offer had been extended a number of times, in order to provide additional time to evaluate available options to defend a civil action filed by the Antitrust Division of the Department of Justice ("DOJ") to block the acquisition. The merger agreement was terminated by Viasoft and Compuware on January 18, 2000. (See Note 2 to the Consolidated Financial Statements).

    Viasoft believes that its business, results of operations, financial condition and liquidity have been materially adversely affected by the announcement of the proposed acquisition by Compuware, the DOJ litigation and resulting termination of the transaction. Relationships with customers have been adversely affected and revenues from product licenses and professional services have declined as customers have delayed or reconsidered purchase decisions. In addition, the Company has experienced significant employee attrition as a result of the announcement of the Compuware transactions and the subsequent delays and uncertainty. Loss of employees has been most significant in the marketing and administration functions and in the sales force, particularly in the United States. The Company believes that its business, results of operations, financial condition and liquidity may be further materially adversely affected, as the Company works to recover from the effects of the terminated Compuware transaction. Among other things, Viasoft will be required to restructure and rebuild its workforce and reinforce both its customer relationships and position in the marketplace following termination of the proposed merger. As part of this restructuring, the Company recently announced the reorganization of its business into two independent business units. Implementing this reorganization required a workforce reduction of 20-25%, or approximately 70 people.

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

    Revenue is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-9 which modifies SOP 97-2 with respect to certain transactions involving multiple element arrangements. Accordingly, revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer or a purchase order has been received from a reseller after receipt of an executed reseller agreement and any remaining obligations under the license agreement are insignificant. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized generally as related services are provided. Professional services do not involve significant customization, modification or production of the licensed software.

    The discussion of results of operations for the three and six months ended December 31, 1999 and 1998, below excludes the effect of restructuring charges and purchased in-process research and development charges.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

REVENUES

    Total revenues were $15,508,000 for the quarter ended December 31, 1999, as compared to $29,687,000 for the quarter ended December 31, 1998. Software license fees were $4,964,000 for the quarter ended December 31, 1999, a decrease of 64% from $13,738,000 in the quarter ended December 31, 1998. The decrease in software license fees related to customer decisions to postpone or reconsider purchases due to the proposed acquisition of the Company by Compuware, loss of sales personnel as a result of the transaction and, additionally, the slowdown in the worldwide demand for the Company's year 2000 mainframe and desktop software tools. Beginning in late fiscal 1999, OnMark 2000 license revenues began to decline significantly both domestically and internationally. This decline continued to accelerate as the year 2000 approached. Management believes that the year 2000 market is substantially over and that the Company will receive only minimal year 2000 related revenue in the next several quarters. In addition, management believes that license fee revenue may continue to be adversely affected by the terminated merger with Compuware, as the Company works to recover from the effects of the terminated Compuware transaction.

    Maintenance fees were $7,828,000 in the quarter ended December 31, 1999, compared to $8,849,000 in the quarter ended December 31, 1998, a decrease of 12%. With the Company's entry into the desktop software market with the OnMark 2000 product line, it has experienced that a large number of OnMark customers do not purchase maintenance services. As a result, the Company has experienced erosion in maintenance revenue because a large percentage of license sales in late fiscal 1998 and throughout fiscal 1999 were OnMark 2000 licenses without maintenance agreements. In addition, in fiscal 1999 and continuing into fiscal 2000, the Company saw instances of maintenance cancellations that management believes were the result of customers canceling maintenance after completion of their year 2000 remediation projects. If, in the future, customers discontinue use of Viasoft products because they do not plan to continue their use following completion of year 2000 projects, a material adverse effect on the Company's maintenance revenues could result.

    Professional services fees were $2,714,000 for the quarter ended December 31, 1999, a decrease of 62% from $7,091,000 in the quarter ended December 31, 1998. In April 1999, the Company announced a reorganization of its operations to transition to a solutions-driven model focused on e-business enablement, and accordingly developed plans to grow its services business. Management believed that the Company could experience weakness in professional services fee revenue and margins as it transitioned to this new model. As a result of the announcement of the proposed acquisition of the Company by Compuware in July 1999, the Company has not been able to fully implement the planned transition to a solutions-based model. The decrease in professional services fee income is a result of customers, both domestically and internationally, delaying or reconsidering decisions regarding signing new services agreements pending the outcome of the merger with Compuware, as well as the reorganization commenced in the fourth quarter of fiscal 1999. Management believes that professional services fee revenue may continue to be adversely affected by the terminated merger with Compuware for the reasons discussed above.

COST OF REVENUES

    Cost of software license and maintenance fees, which includes royalties, cost of customer support and packaging and product documentation, was $1,828,000 in the quarter ended December 31, 1999, a decrease of 60% from $4,606,000 in the quarter ended December 31, 1998. Gross margins on software license and maintenance fees increased to 86% in the quarter ended December 31, 1999, compared to 80% in the quarter ended December 31, 1998. The decrease in royalty expenses in the quarter ended December 31, 1999, of $2.1 million or 83% over the same period in fiscal 1999 due to the decrease in sales of the OnMark 2000 product line was the primary reason for the margin improvement and the reduction in costs. All products in the OnMark product line require royalty payments to third parties. As noted above, OnMark revenues have declined significantly year-over-year. Other factors contributing to the decrease in cost of software license and maintenance fees and improvement in margins included lower software license fee revenues, the reduction in the number of customer support personnel and third party consultants used for customer support worldwide as a result of the Company's fiscal 1999 reorganization and personnel attrition due to the terminated Compuware transaction.

    Cost of professional services fees, which consists principally of personnel costs, third-party subcontracting costs, and other costs related to the professional services business, was

$3,277,000 in the quarter ended December 31, 1999, a decrease of 46% from $6,107,000 in the quarter ended December 31, 1998. The decrease in expenses was primarily a result of lower subcontractor costs in line with the decrease in professional services fee revenues. The gross margin for professional services was a negative 21% in the quarter ended December 31, 1999, compared to 14% in the quarter ended December 31, 1998. The negative margin was a result of the Company's inability to cover the costs of the overhead in the professional services group due to the decline in professional services fee revenue in the second quarter of fiscal 2000. The Company believes that negative professional services margins may continue in the near term as the Company works to recover from the effects of the terminated Compuware transaction.

SALES AND MARKETING

    Sales and marketing expenses, which consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel, were $5,189,000 in the quarter ended December 31, 1999, a decrease of 54% from $11,239,000 in the quarter ended December 31, 1998. Sales and marketing expense as a percentage of total revenues was 34% in the quarter ended December 31, 1999, and 38% in the quarter ended December 31, 1998. These decreases are attributable primarily to a decrease in the number of sales and marketing personnel and their related costs as a result of attrition due to the Company's fiscal 1999 reorganization plan and the terminated Compuware transaction. In addition, bonuses and commissions declined due to the decrease in license revenues. Furthermore, external consulting, marketing and promotional costs declined as the Company reprioritized strategic marketing programs in anticipation of the proposed merger with Compuware. Management anticipates that sales and marketing expenses will increase as Viasoft takes steps to reinforce customer relationships and its position in the marketplace following termination of the Compuware transaction.

RESEARCH AND DEVELOPMENT

    Research and development expenditures consist primarily of personnel costs of the research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and third-party development costs. Research and development expenditures were $2,098,000 in the quarter ended December 31, 1999, compared to $3,768,000 in the quarter ended December 31, 1998. Research and development expenses decreased 44% year-over-year. Research and development charges for third-party development of $480,000 were incurred in the second quarter of fiscal 1999. There were no such expenditures made in the first quarter of fiscal 2000. The decrease in these third-party development costs along with the decrease in development personnel as a result of the Company's reorganization are the primary reasons for the decline in research and development expenses. As a percentage of total revenues, research and development costs increased to 14% in the quarter ended December 31, 1999, from 13% for the quarter ended December 31, 1998, primarily as a result of the decrease in revenues.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems, and other administrative functions of the Company. General and administrative expenses were $2,552,000 in the quarter ended December 31, 1999, an increase of 3% from $2,477,000 in the quarter ended December 31, 1998. This increase is primarily a result of additional amortization of intangibles related to the EraSoft and SHL acquisitions offset by savings in personnel costs as a result of attrition due to the Company's reorganization and the Compuware transaction. As a percentage of total revenues, general and administrative expenses were 16% in the quarter ended December 31, 1999, compared to 8% in the quarter ended December 31, 1998. This increase is primarily due to the overall decrease in revenues.

OTHER INCOME (EXPENSE)

    Other income was $995,000 in the quarter ended December 31, 1999, compared to $737,000 in the quarter ended December 31, 1998. The increase is primarily a result of an overall decrease in foreign exchange losses.

INCOME TAX BENEFIT/PROVISION

    The Company's income tax provision was $545,000 in the quarter ended December 31, 1999, compared to $780,000 in the quarter ended December 31, 1998. The Company's effective rate for the quarters ended December 31, 1999 and 1998 was 35% .

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

REVENUES

    Total revenues were $34,153,000 for the six months ended December 31, 1999, as compared to $55,010,000 for the quarter ended December 31, 1998. Software license fees were $12,016,000 for the six months ended December 31, 1999, a decrease of 49% from $23,473,000 in the six months ended December 31, 1998. The decrease in software license fees related to customer decisions to postpone or reconsider purchases due to the proposed acquisition of the Company by Compuware and, additionally, the slowdown in the worldwide demand for the Company's year 2000 mainframe and desktop software tools. Beginning in late fiscal 1999, OnMark 2000 license revenues began to decline significantly both domestically and internationally. This decline has continued to accelerate as the year 2000 approached. Management believes that the year 2000 market is substantially over and the Company will receive only minimal year 2000 related revenue in the next several quarters. In addition, management believes that license fee revenue may continue to be adversely affected by the terminated merger with Compuware, as the Company works to recover from the effects of the terminated Compuware transaction.

    Maintenance fees were $16,126,000 for the six months ended December 31, 1999, compared to $17,142,000 in the six months ended December 31, 1998, a decrease of 6%. With the Company's entry into the desktop software market with the OnMark 2000 product line, it has experienced that a large number of OnMark customers do not purchase maintenance services. As a result, the Company has experienced erosion in maintenance revenue because a large percentage of license sales in late fiscal 1998 and throughout fiscal 1999 were OnMark 2000 licenses without maintenance agreements. In addition, in fiscal 1999 and continuing into fiscal 2000, the Company saw instances of maintenance cancellations that management believes were the result of customers canceling maintenance after completion of their year 2000 remediation projects. If, in the future, customers discontinue use of Viasoft products because they do not plan to continue their use following completion of year 2000 projects, a material adverse effect on the Company's maintenance revenues could result.

    Professional services fees were $6,002,000 for the six months ended December 31, 1999, a decrease of 58% from $14,379,000 in the quarter ended December 31, 1998. In April 1999, the Company announced a reorganization of its operations to transition to a solutions-driven model focused on e-business enablement, and accordingly developed plans to grow its services business. Management believed that the Company could experience weakness in professional services fee revenue and margins as it transitioned to this new model. As a result of the announcement of the proposed acquisition of the Company by Compuware in July 1999, the Company has not been able to fully implement the planned transition to a solutions-based model. The decrease in professional services fee income is a result of customers, both domestically and internationally, delaying or reconsidering decisions regarding signing new services agreements pending the outcome of the merger with Compuware, as well as the reorganization commenced in the fourth quarter of fiscal 1999. Management believes that professional services fee revenue will continue to be adversely affected by the terminated merger with Compuware for the reasons discussed above.

COST OF REVENUES

    Cost of software license and maintenance fees was $4,495,000 in the six months ended December 31, 1999, a decrease of 46% from $8,355,000 in the six months ended December 31, 1998. Gross margins on software license and maintenance fees increased to 84% for the six months ended December 31, 1999, compared to 79% for the six months ended December 31, 1998. The decrease in royalty expenses in the six months ended December 31, 1999, of $2.9 million or 70% over the same period in fiscal 1999 due to the decrease in sales of the OnMark 2000 product line was the primary reason for the margin improvement and the reduction in costs. All products in the OnMark product line require royalty payments to third parties. As noted above, OnMark revenues have declined significantly year-over-year. Other factors contributing to the decrease in cost of software license and maintenance fees are the reduction in the number of customer support personnel and third party consultants used for customer support worldwide as a result of the Company's reorganization which commenced in fiscal 1999 as well as the announcement of the Compuware transaction and lower product packaging costs and external consulting costs as a result of the reduction in OnMark revenue.

    Cost of professional services fees was $7,021,000 in the six months ended December 31, 1999, a decrease of 42% from $12,099,000 in the six months ended December 31, 1998. The decrease in expenses was primarily a result of lower subcontractor costs in line with the decrease in professional services fee revenues. The gross margin for professional services was a negative 17% in the six months ended December 31, 1999, compared to a positive margin of 16% in the six months ended December 31, 1998. The negative margin was a result of the Company's inability to cover the costs of the overhead in the professional services group due to the decline in professional services fee revenue. The Company believes that negative professional services margins may continue in the near term as the Company works to recover from the effects of the terminated Compuware transaction.

SALES AND MARKETING

    Sales and marketing expenses were $12,002,000 in the six months ended December 31, 1999, a decrease of 46% from $22,344,000 in the six months ended December 31, 1998. Certain expenses totaling approximately $600,000 which had been classified as sales and marketing expenses in the first quarter of fiscal 2000 have been reclassified to general and administrative in the year-to-date presentation to more accurately reflect the nature of the expenses. Sales and marketing expense as a percentage of total revenues was 35% in the six months ended December 31, 1999, and 41% in the same period in fiscal 1999. These decreases are attributable primarily to a decrease in the number of sales and marketing personnel and their related costs as a result of attrition due to the Company's reorganization plan which commenced in fiscal 1999 and the terminated Compuware transaction. In addition, bonuses and commissions declined due to the decrease in license revenues and external consulting, marketing and promotional costs also declined during this period. Also, in fiscal 1999, the Company took a $1.1 million charge for bad debts which was not necessary in fiscal 2000. Management anticipates that sales and marketing expenses will increase as Viasoft takes steps to reinforce customer relationships and its position in the marketplace following termination of the Compuware transaction.

RESEARCH AND DEVELOPMENT

    Research and development expenditures were $4,432,000 in the six months ended December 31, 1999, compared to $8,222,000 in the six months ended December 31, 1998. Research and development expenses decreased 46% year-over-year. In fiscal 1999, research and development charges of $1.5 million for third-party development of certain technologies acquired during the first six months of fiscal 1999 were incurred. There were no such expenditures made in fiscal

2000. With no significant third-party development expenses as well as the decrease in development personnel as a result of the Company's reorganization research and development expenses declined year-over-year. As a percentage of total revenues, research and development costs decreased to 13% in the six months ended December 31, 1999, from 15% for the quarter ended December 31, 1998, primarily as a result of the reduction in third-party development costs.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses were $5,925,000 for the six months ended December 31, 1999, as compared to $5,139,000 in the six months ended December 31, 1998. Certain expenses totaling approximately $600,000 which had been classified as sales and marketing expenses in the first quarter of fiscal 2000 have been reclassified to general and administrative in the year-to-date presentation to more accurately reflect the nature of the expenses. General and administrative expenses have increased 15% year-over-year. This increase is primarily a result of additional amortization of intangibles related to the EraSoft and SHL acquisitions (see Note 4 to the Consolidated Financial Statements) and additional external consulting costs related to the Company's year 2000 readiness project, offset by savings in personnel costs as a result of attrition due to the Company's reorganization and the Compuware transaction. As a percentage of total revenues, general and administrative expenses were 17% in the six months ended December 31, 1999, compared to 9% in the six months ended December 31, 1998. This increase is primarily due to the overall decrease in revenues and the increase in expenses noted above.

OTHER INCOME (EXPENSE)

    Other income was $1,931,000 in the six months ended December 31, 1999, compared to $2,313,000 in the six months ended December 31, 1998. The decrease is primarily a result of a decrease in interest income year-over-year due to lower interest rates and lower average investment balances.

INCOME TAX BENEFIT/PROVISION

    The Company's income tax provision was $774,000 in the six months ended December 31, 1999, compared to a benefit of $3,019,000 in the six months ended December 31, 1998, as a result of the losses due to the restructuring charges and the write-off of purchased research and development (see Note 5 to the Consolidated Financial Statements). The Company's effective rate for the six months ended December 31, 1999 and 1998, was 35%.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, the Company had cash and cash equivalents and investments of $88,061,000, representing a increase of $2,012,000 from the total of $86,049,000 at June 30, 1999. The increase is primarily from cash generated from operations.

    The Company's net cash provided by operating activities was $1,765,000 for the six months ended December 31, 1999, and net cash used in operations was $4,543,000 for the six months ended December 31, 1998. Net cash provided by operations for the quarter ended December 31, 1999, was composed primarily of net income and non-cash charges for depreciation and amortization, offset by a net decrease in working capital. Net cash used in operations for the six months ended December 31, 1998, was composed primarily of a net loss and a net decrease in working capital, offset by non-cash charges for the write-offs of purchased in-process research and development for the SHL acquisition, restructuring charges, and depreciation and amortization.

    The Company's investing activities provided cash of $4,899,000 and $2,874,000 in the six months ended December 31, 1999 and 1998, respectively. In the six months ended December 31, 1999, cash was provided by investment maturities exceeding purchases. In the six months ended December 31, 1998, cash was provided by investment maturities, offset by the purchase of investments, the cash paid to acquire SHL and, to a lesser extent, business and technology acquisitions and the purchase of furniture, fixtures, and equipment.

    The Company's financing activities provided cash of $444,000 and used cash of $11,252,000 in the six months ended December 31, 1999 and 1998, respectively. In the six months ended December 31, 1999, cash was provided by sales of treasury stock for stock option exercises and the employee stock purchase plan. In the six months ended December 31, 1998, cash was used to purchase shares of treasury stock through the Company's stock repurchase program.

    As of December 31, 1999, the Company did not have any material commitments for capital expenditures. For the remainder of fiscal 2000, the Company anticipates capital expenditures of approximately $1.0 million, primarily for computer hardware and software to continue to update the Company's network infrastructure for technological changes.

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

INTERNAL OPERATING SYSTEMS

    Viasoft has completed remediation of all major internal operating and mission-critical systems and desktop systems. As a result of its initial year 2000 assessment and because of changing business requirements, Viasoft has installed new enterprise-wide systems relating to the Company's accounting and customer relationship management needs, each of which has been warranted by the vendor to be year 2000 compliant. Installation of both systems was completed by July 31, 1999. Viasoft completed remediation of its mission critical desktop year 2000 issues, which included software packages, PC hardware and data files. The Company utilized its own product suite, OnMark 2000, to assess its desktop concerns. The assessment and remediation of its desktop systems for year 2000 compliance was completed on October 31, 1999. The Company will continue to install any vendor provided fixes or patches should they be made available by and mandated by the vendor. To date, the Company has experienced no major year 2000 date related problems or failures.

VENDORS, FACILITIES AND OTHER THIRD PARTIES

    Viasoft completed evaluation of the year 2000 readiness of its material vendors, facilities, and other third parties with respect to IT, as well as non-IT, assets. Viasoft forwarded questionnaires to many of its material vendors and other third parties and evaluates the responses on a case-by-case basis, placing primary emphasis on its vendors providing critical services. Viasoft placed the emphasis of its vendor review on its primary vendors, such as payroll services, computer services, telephone services, financial services and principal office locations. Where necessary, the Company replaced all non-compliant payroll services vendors and telephone systems. The Company has tested all vendor-related products, facilities and third party computerized interfaces and to date has not experienced any year 2000 date-related problems or failures.

PRODUCTS

    The Company's development of products and technology is accomplished through
(i) in-house development, and (ii) acquisition or license from third parties. The Company completed assessment of all of its internally developed and third-party developed products for year 2000 compliance, and believes that all of such products have been designed to satisfy the Company's year 2000 specifications. The Company provides information on its website to update customers and other interested parties on the year 2000 status of its software products. In addition, the Company has completed a mailing to all customers alerting them to the year 2000 problem and referring them to the Company's website for additional information. As part of its ongoing evaluation, the Company developed an internal project plan for the re-testing of its software products pursuant to a methodology designed specifically for the purpose of detecting year 2000 errors. Actual testing began in March and was completed in August 1999 for the most current releases of Viasoft products. The testing of products licensed by Viasoft from third parties for resale to customers was completed in October 1999. The Company will continue to monitor and test newly developed or acquired products for year 2000 compliance.

    Throughout the millennium holiday weekend the Company provided twenty-four hour customer support for all of its products. Employees were strategically placed throughout the globe to provide that support. While the Company was prepared to handle any customer support calls and had multiple avenues for support available, no product related issues were received and the holiday weekend passed without incident. Since January 1, 2000, the Company has received no reports of year 2000 related problems experienced by the Company's customers with regard to any of the Company's products.

CONTINGENCY PLANS

    The Company prepared a contingency plan in the event that its internal operating systems, vendors, facilities, products, or any other components of its business operations were to fail to operate as a consequence of the year 2000 century date change. The Company addressed needs such as short term use of backup equipment or software, developing manual workaround processes, the use of cell phones and alternate e-mail addresses, and the temporary relocation of key customer support employees to an alternate self-contained work site. The Company completed the contingency plan and received approval by executive management in December 1999.

    To ensure that the Company was prepared to respond to any customer support requests or internal system failures over the millennium holiday weekend, precautionary steps were taken as a part of the Company's contingency plan. The Company staged customer support employees and equipment at a secondary "hot-site" should primary communications be unavailable or if facilities could not be occupied at the Phoenix location. No major internal system failures occurred and, while the Company was prepared to handle any customer support calls and had multiple avenues for support available, no product related issues were received and the holiday weekend passed without incident. Since January 1, 2000, the Company has received no reports of year 2000 related problems experienced by the Company's customers with regard to any of the Company's products. The cost of implementation of these contingency plans was approximately $90,000.

BUDGET FOR YEAR 2000 READINESS PROJECT

    The Company budgeted approximately $5.6 million for its year 2000 compliance program and has incurred approximately $5.1 million of these expenses to date. Costs incurred for year 2000 compliance include internal staff to the extent they were dedicated to the project, a portion of which is included in general and administrative expenses and the remainder of which is included in research and development expenses. The Company started incurring these expenses in 1995, when the Company first began the assessment and remediation of internally developed products.

    The Company reviews its year 2000 compliance budget every quarter and adjusts for changes in its implementation plan for its internal systems or for product testing and remediation changes. The budget was reduced approximately $400,000 during the second quarter of fiscal 2000 as a result of the reduced support expense required after the millennium weekend. Some additional expenses, primarily for implementation of the contingency plans and the additional staffing that the plan required, could continue in the next few months.

    The estimated costs of the Company's year 2000 compliance program have not had a material effect on the Company's financial position, results of operations or liquidity.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or (except as described below) foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars, except in Italy and Spain, where they are denominated in local currency. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $190,000 from foreign currency fluctuations in the six months ended December 31, 1999, compared to a gain of $122,000 in the six months ended December 31, 1998.

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

ITEM 3.  LEGAL PROCEEDINGS.

    On October 29, 1999, the United States Department of Justice ("DOJ") filed a civil antitrust lawsuit against Compuware and Viasoft in the United States District Court of the District of Columbia to block the proposed acquisition of Viasoft by Compuware. The DOJ alleged that competition in the mainframe testing/debugging and fault diagnostic tool markets would be substantially lessened as a result of the proposed transaction. On January 18, 2000, Viasoft and Compuware agreed to terminate the proposed acquisition. Following termination of the transaction, the DOJ lawsuit was dismissed without prejudice pursuant to a stipulation among the parties on January 24, 2000.

    On January 24, 2000, Viasoft received a letter from Compuware claiming that Viasoft violated the previously-terminated merger agreement with Compuware and demanding $10 million in damages. Compuware alleged that Viasoft violated its obligations under the merger agreement to refrain from seeking alternative take-over proposals and, as a result, failed to use reasonable efforts to obtain regulatory approval and consummate the proposed transaction. Viasoft has stated that there is no basis for these claims and believes the Compuware allegations to be entirely without merit. To Viasoft's knowledge, Compuware has not commenced any legal proceedings with respect to its claims. Any proceedings that are commenced with respect to this matter will be defended vigorously.


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    Except for historical information contained herein, this Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Included in such forward-looking statements are those statements in "Year 2000 Considerations" regarding the Company's plans and expectations relating to the Company's year 2000 compliance. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, quarterly conference calls or otherwise. The words "believes", "expects", "anticipates", "intends", "forecasts", "projects", "plans", "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, risks associated with the reorganization of the Company, the affect of the termination of the proposed acquisition by Compuware and claims made against the Company by Compuware, risks associated with the

Company's efforts to restructure and rebuild its workforce and reinforce both customer relationships and its position in the marketplace following termination of the Compware transaction, the Company's dependence on the rapidly declining year 2000 century date conversion market, both mainframe and desktop, and dependence on its ESW primary product line, the volatility of the Company's common stock price, fluctuations in revenues and operating results, the Company's ability to manage changes in its professional services business and risks associated with a professional services business, including volatility of workload, ability to successfully manage consulting projects, proper allocation of resources and hiring, training and retaining qualified personnel, risks associated with international operations including longer payment cycles and exchange rate fluctuations, the Company's ability to manage rapid change in its business and industry, the Company's ability to enhance existing products and develop or acquire new products and technology to keep pace with technological developments and evolving industry standards and to respond to changes in customer needs, the Company's dependence on key management and technical personnel and increasing competition to attract skilled personnel, and general economic and business conditions, as well as factors discussed elsewhere in this Form 10-Q, in "Factors That May Affect Future Results" in the Company's Form 10-K for the year ended June 30, 1999, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         NUMBER DESCRIPTION

         4 Seventh Amendment to Agreement and Plan of Merger Among Compuware Corporation, CV Acquisition, Inc. and Viasoft, Inc. dated as of January 18, 2000.

         11 Computation of Earnings Per Share for the three months and six months ended December 31, 1999 and 1998.

         27       Financial Data Schedule


     (b)   REPORTS ON FORM 8-K

           None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Viasoft, Inc.



Date: February 11, 2000                   By /s/ Steven D. Whiteman
                                             -----------------------------------
                                                Steven D. Whiteman
                                                President
                                                Acting Chief Accounting Officer

                                EXHIBIT INDEX


         NUMBER   DESCRIPTION

         4 Seventh Amendment to Agreement and Plan of Merger Among Compuware Corporation, CV Acquisition, Inc. and Viasoft, Inc. dated as of January 18, 2000.

         11 Computation of Earnings Per Share for the three months and six months periods ended December 31, 1999 and 1998.

         27       Financial Data Schedule