Form 10-Q
period 2000-03-31
VIASOFT INC /DE/
filed 2000-05-15
CIK 935418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2000

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

                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

                                  94-2892506
                     (I.R.S. Employer Identification No.)

               4343 EAST CAMELBACK ROAD, PHOENIX, ARIZONA 85018
             (Address of principal executive offices) (Zip Code)

                                (602) 952-0050
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of April 28, 2000, there were 18,177,981 outstanding shares of common stock, par value $.001 per share, of Viasoft, Inc.

                         VIASOFT, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000
                  and June 30, 1999                                                                        3

                  Consolidated Statements of Operations for the
                  three and nine months ended March 31, 2000 and 1999                                      4

                  Consolidated Statements of Cash Flows for the
                  nine months ended March 31, 2000 and 1999                                                5

                  Consolidated Statements of Comprehensive Income for
                  the three and nine months ended March 31, 2000 and 1999                                  6

                  Notes to Consolidated Financial Statements                                               7

   Item 2.        Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations                                           13

PART II. OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                       22

   Item 2.        Changes in Securities and Use of Proceeds                                               23

   Item 6.        Exhibits and Reports on Form 8-K                                                        23

                         VIASOFT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                               MARCH 31,          JUNE 30,
                                                                                 2000               1999
                                                                               ---------          ---------
                                    ASSETS                                     (unaudited)
Current assets:
        Cash and cash equivalents                                              $  38,172          $  25,609
        Investments, at amortized cost                                            33,745             55,650
        Accounts receivable (less allowance for doubtful accounts
              of $751 and $829, respectively)                                     11,694             23,632
        Prepaid expenses and other                                                 4,262              5,966
                                                                               ---------          ---------
              Total current assets                                                87,873            110,857
                                                                               ---------          ---------

Furniture and equipment, net                                                       3,953              6,349
                                                                               ---------          ---------

Other assets:
        Investments, at amortized cost                                            16,406              4,791
        Intangible assets, net                                                     2,616              4,232
        Long-term deferred tax asset                                               7,078              7,527
        Other                                                                        384                413
                                                                               ---------          ---------
              Total other assets                                                  26,484             16,963
                                                                               ---------          ---------
              Total assets                                                     $ 118,310          $ 134,169
                                                                               =========          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                       $     546          $   1,012
        Accrued compensation                                                       1,052              2,488
        Accrued income taxes payable                                                  --              2,966
        Restructuring reserves                                                     2,018              3,278
        Other accrued expenses                                                     7,255              9,949
        Deferred revenue                                                          14,458             19,541
                                                                               ---------          ---------
              Total current liabilities                                           25,329             39,234
                                                                               ---------          ---------
Deferred revenue, recognized after one year                                          161                206
                                                                               ---------          ---------
Other long term liabilities                                                           --                 99
                                                                               ---------          ---------
Commitments and contingencies
Stockholders' equity:

        Preferred stock, $.001 par value, 2,000,000 shares authorized,
              no shares issued or outstanding                                         --                 --
        Common stock, $.001 par value, 48,000,000 shares
              authorized, 19,456,133 shares issued at both
              March 31, 2000 and June 30, 1999, respectively                          19                 19
        Capital in excess of par value                                           121,523            122,989
        Accumulated deficit                                                      (17,377)           (15,485)
        Cumulative translation adjustment                                         (1,243)              (814)
        Treasury stock, at cost, 1,353,954 and 1,550,296 shares at
              March 31, 2000 and June 30, 1999, respectively                     (10,102)           (12,079)
                                                                               ---------          ---------
              Total stockholders' equity                                          92,820             94,630
                                                                               ---------          ---------
              Total liabilities and stockholders' equity                       $ 118,310          $ 134,169
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

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      MARCH 31,                           MARCH 31,
                                                             --------------------------          --------------------------
                                                               2000              1999              2000              1999
                                                             --------          --------          --------          --------
Revenue:
        Software license fees                                $  2,307          $ 10,693          $ 14,323          $ 34,166
        Maintenance fees                                        6,818             8,407            22,944            25,549
        Professional services fees                              2,049             6,693             8,051            21,072
        Other                                                      11                15                20                31
                                                             --------          --------          --------          --------
              Total revenues                                   11,185            25,808            45,338            80,818
                                                             --------          --------          --------          --------

Operating expenses:
        Cost of software license and
              maintenance fees                                  2,542             3,785             7,037            12,140
        Cost of professional services fees                      2,777             5,965             9,798            18,064
        Sales and marketing                                     4,537             9,987            16,539            32,331
        Write-off of purchased in-process research
              and development                                    --                --                --               5,013
        Research and development                                2,244             2,933             6,676            11,155
        General and administrative                              2,436             2,823             8,361             7,962
        Restructuring charge                                      928              --                 928             4,790
        Merger expenses                                         1,658              --               1,658              --
                                                             --------          --------          --------          --------
              Total operating expenses                         17,122            25,493            50,997            91,455
                                                             --------          --------          --------          --------

Income (loss) from operations                                  (5,937)              315            (5,659)          (10,637)
                                                             --------          --------          --------          --------

Other income (expense):
        Interest income                                         1,119               987             3,247             3,405
        Interest expense                                         --                --                --                  (2)
        Other expense, net                                       (299)             (555)             (496)             (658)
                                                             --------          --------          --------          --------
              Total other income (expense), net                   820               432             2,751             2,745
                                                             --------          --------          --------          --------

Income (loss) before income taxes                              (5,117)              747            (2,908)           (7,892)
        Income tax (benefit)/provision                         (1,792)              260            (1,016)           (2,759)
                                                             --------          --------          --------          --------
Net income (loss)                                            $ (3,325)         $    487          $ (1,892)         $ (5,133)
                                                             ========          ========          ========          ========

Basic earnings (loss) per common share                       $  (0.18)         $   0.03          $  (0.11)         $  (0.28)
                                                             ========          ========          ========          ========

Weighted average number of common shares outstanding           18,092            18,054            18,010            18,443
                                                             ========          ========          ========          ========

Diluted earnings (loss) per common and common share
        equivalent                                           $  (0.18)         $   0.03          $  (0.11)         $  (0.28)
                                                             ========          ========          ========          ========
Weighted average number of common and common share
        equivalents outstanding                                18,092            18,195            18,010            18,443
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

                         VIASOFT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         --------------------------
                                                                                           2000              1999
                                                                                         --------          --------
Operating activities:
Net income (loss)                                                                        $ (1,892)         $ (5,133)
                                                                                         --------          --------
Adjustments to reconcile net income (loss) to net cash
        provided by operating activities -
        Depreciation and amortization                                                       3,940             4,123
        Write-off of purchased in-process research and development                           --               5,013
        Restructuring charge                                                                  928             4,780
        Merger expenses                                                                     1,658              --
        Write-off of intangible assets                                                      1,000              --
Changes in operating assets and liabilities, net of effect of business acquired:

        Decrease in accounts receivable                                                    11,938             7,627
        (Increase) decrease in prepaid expenses and other                                    (954)            3,572
        (Increase) decrease in other assets                                                   446            (3,190)
        Decrease in accrued income taxes                                                   (2,966)           (3,535)
        Decrease in accounts payable and other accrued expenses                            (4,233)           (4,136)
        Decrease in accrued compensation                                                   (2,364)           (1,737)
        Decrease in deferred revenue                                                       (5,227)             (345)
                                                                                         --------          --------
              Total adjustments                                                             4,166            12,172
                                                                                         --------          --------
                     Net cash provided by operating activities                              2,274             7,039
                                                                                         --------          --------

INVESTING ACTIVITIES:

        Capital expenditures                                                                  102            (4,300)
        Cash paid for business, net of cash acquired                                         --              (6,625)
        Purchase of investments                                                           (45,055)          (65,206)
        Investment maturities                                                              55,345            73,375
                                                                                         --------          --------
                     Net cash provided by (used in) investing activities                   10,392            (2,756)
                                                                                         --------          --------

FINANCING ACTIVITIES:

        Purchase of treasury stock                                                           --             (13,359)
        Sale of treasury stock                                                                511               836
        Payments received on common stock subscriptions receivable                           --                --
        Proceeds from issuance of common stock                                               --                --
        Payments for offering costs                                                          --                --
                                                                                         --------          --------
                     Net cash (used in) provided by financing activities                      511           (12,523)
                                                                                         --------          --------

Effect of exchange rate changes on cash                                                      (614)              (24)
                                                                                         --------          --------
Net increase (decrease) in cash and cash equivalents                                       12,563            (8,264)
Cash and cash equivalents, beginning period                                                25,609            37,809
                                                                                         --------          --------
Cash and cash equivalents, end of period                                                 $ 38,172          $ 29,545
                                                                                         ========          ========

Supplemental cash flow information:

        Income taxes paid                                                                $    691          $  3,755

                   The accompanying notes are an integral part
                       of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                MARCH 31,                          MARCH 31,
                                                          2000             1999             2000             1999
                                                         -------          -------          -------          -------
Net income (loss)                                        $(3,325)         $   487          $(1,892)         $(5,133)

Other comprehensive income, net of income taxes:

        Foreign currency translation adjustments            (118)            (276)            (279)             (16)
                                                         -------          -------          -------          -------

Comprehensive income (loss)                              $(3,443)         $   211          $(2,171)         $(5,149)
                                                         =======          =======          =======          =======

                  The accompanying notes are an integral part
                       of these consolidated statements.

                         VIASOFT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Viasoft, Inc. and its wholly-owned subsidiaries ("Viasoft" or the "Company") after elimination of all significant intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine month periods ended March 31, 2000 may not necessarily be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2.       PROPOSED ACQUISITION OF THE COMPANY

     On April 27, 2000 Viasoft and Allen Systems Group, Inc. ("Allen Systems") announced the execution of a merger agreement (the "Merger Agreement") providing for Allen Systems and its wholly-owned subsidiary ASG Sub, Inc. ("ASG Sub") to acquire Viasoft through a cash tender offer followed by a merger. As part of the Merger Agreement, Viasoft has agreed, upon the purchase of a majority of the shares outstanding on a fully diluted basis by ASG Sub, to purchase the remaining shares tendered with its available cash. On May 4, 2000, ASG Sub and Viasoft offered to purchase all outstanding shares of Viasoft's common stock for $8.40 per share on the terms and conditions of an Offer to Purchase submitted to the Viasoft shareholders. Following completion of the tender offer and subject to satisfaction of certain conditions, ASG Sub will be merged into Viasoft, with Viasoft surviving as a wholly-owned subsidiary of Allen Systems. This offer is scheduled to expire on Friday, June 2, 2000, unless extended.

         Viasoft believes that its business, results of operations, financial condition and liquidity may be materially adversely affected by the announcement of the proposed acquisition by Allen Systems. Consummation of the proposed acquisition of Viasoft by Allen Systems is subject to certain conditions, including the condition that at least 51% of the shares of Viasoft common stock outstanding on a fully-diluted basis are tendered and not withdrawn. In addition, the Merger Agreement with Allen Systems imposes restrictions on Viasoft's conduct of its business and its ability to take certain actions without Allen System's consent. These restrictions could have a material adverse affect on Viasoft's business.

3.       TERMINATION OF THE PROPOSED TRANSACTION WITH COMPUWARE

    On July 15, 1999, Viasoft and Compuware Corporation ("Compuware") announced the execution of a merger agreement (the "Compuware Merger Agreement") providing for Compuware to acquire Viasoft through a cash tender offer followed by a merger. As contemplated by the Compuware Merger Agreement, on July 22, 1999, a wholly-owned subsidiary of Compuware, CV Acquisition, Inc., offered to purchase all outstanding shares of Viasoft's common stock for $9.00 per share on the terms and conditions of an Offer to Purchase submitted to the Viasoft shareholders. This offer had an original expiration date of August 19, 1999, which was subsequently extended several times. The final extension date was January 18, 2000. On January 18, 2000, Viasoft and Compuware agreed to terminate the Compuware Merger Agreement.

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

    On October 29, 1999, the DOJ filed a civil antitrust lawsuit against Compuware and Viasoft in the United States District Court for the District of Columbia to block the proposed acquisition of Viasoft by Compuware. The DOJ alleged that competition in the mainframe testing/debugging and fault diagnostic tool markets would be substantially lessened as a result of the proposed transaction. Compuware and Viasoft extended the tender offer a number of times in order to provide additional time to evaluate and pursue available options in defense of the civil action. Viasoft agreed with Compuware to terminate the Compuware Merger Agreement because the Board of Directors did not believe that continuing the litigation for many months, with its inherent risks, substantial costs and potential for irreparable damage to the Viasoft business and relationships with customers, distributors and employees was in the best interest of Viasoft shareholders.

    Viasoft believes that its business, results of operations, financial condition and liquidity have been materially adversely affected by the announcement of the proposed acquisition by Compuware, the DOJ litigation and resulting termination of the Compuware Merger. Relationships with customers have been adversely affected and revenues from product licenses and professional services have declined as customers have delayed or reconsidered purchase decisions. In addition, the Company has experienced significant employee attrition as a result of the announcement of the Compuware transaction and the subsequent delays and uncertainty. Loss of employees has been most significant in the marketing and administration functions and in the sales force, particularly in the United States. The Company believes that its business, results of operations, financial condition and liquidity may be further materially adversely affected, as the Company continues to address the effects of the terminated Compuware transaction. Among other things, Viasoft must seek to continue to restructure and rebuild its workforce and reinforce both its customer relationships and position in the marketplace following termination of the proposed merger. In the third quarter of fiscal 2000, the Company announced the reorganization of its business into product line divisions. Implementing this reorganization required a workforce reduction of approximately 54 people.

    During the third quarter of fiscal 2000, Viasoft took a pre-tax non-recurring charge of approximately $1.7 million for costs related to the terminated Compuware transaction. These costs were primarily for outside legal fees and financial services associated with the proposed transaction, as well as significant litigation expenses.

    On January 24, 2000, Viasoft received a letter from Compuware claiming that Viasoft violated the previously terminated merger agreement with Compuware and demanding $10 million in damages. Compuware alleged that Viasoft violated its obligations under the Compuware Merger Agreement to refrain from seeking alternative take-over proposals and, as a result, failed to use reasonable efforts to obtain regulatory approval and consummate the proposed transaction. Viasoft publicly disclosed these claims and believes that there is no basis for the claims. To Viasoft's knowledge, Compuware has not commenced any legal proceedings with respect to the claims. In light of these circumstances, and because Viasoft believes the Compuware allegations to be entirely without merit, Viasoft does not believe a reserve for this matter is appropriate.

4.       ACQUISITION -- SHL SYSTEMHOUSE CO.

    In July 1998, the Company acquired exclusive worldwide marketing and development rights to SHL TRANSFORM, a knowledge-driven process management and productivity software toolset and its integrated process management methodologies, from the Online Knowledge Group ("OKG") of Canadian-based SHL Systemhouse Co. ("SHL"). Viasoft renamed the product Visual Process.

    In connection with the Company's reorganization and change in business model in the fourth quarter of fiscal 1999, the announcement and subsequent termination of the Compuware Merger Agreement, and the recently announced reorganization into product line divisions, the original development and marketing plans for this product were significantly changed. Viasoft shut down the Visual Process development lab in Toronto, Canada and the remaining product support was moved to its Phoenix office in the second quarter of fiscal 2000. The Company's efforts to sell its license to the technology have been unsuccessful. As a result, the Company has written off the intangible assets related to the SHL purchase, resulting in an additional charge during the third quarter of fiscal 2000 of approximately $1.0 million. This charge is classified as part of "Cost of software license and maintenance fees."

5.       FISCAL 2000 RESTRUCTURING

     During the third quarter of fiscal 2000, Viasoft announced a reorganization of the Company into product line divisions. This reorganization resulted in a workforce reduction of approximately 54 employees. Viasoft had originally announced that the reduction was expected to be approximately 70 employees. Although a few additional planned reductions have occurred in April and early May, the balance is being re-evaluated in light of the proposed Allen Systems transaction, as well as unplanned employee attrition. In connection with the reorganization, the Company recorded a restructuring charge of approximately $1.9 million, attributed primarily to severance and related costs for workforce reductions. This charge, in combination with the reversal of certain other special charges recorded during fiscal 1999 (see Note 6), resulted in a net charge of approximately $900,000 for the third quarter of fiscal 2000. As of March 31, 2000, approximately $540,000 in severance and related costs had been paid out or incurred.

6.   FISCAL 1999 RESTRUCTURING

    In the first quarter of fiscal 1999, the Company established and began the implementation of a cost reduction and restructuring plan for the purpose of aligning expenses with a decrease in forecasted revenues as the year 2000 market declined, and to allow the business to invest in other products and service solutions. In April 1999, the Company announced a reorganization of its operations to transition the business to a solutions-driven model focused on e-business enablement, and accordingly developed plans to grow its services business.

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

    As of March 31, 2000, approximately 194 employees have been separated from the Company in connection with the fiscal 1999 reorganization and restructuring plans. All costs related to these charges have been paid or incurred with the exception of approximately $589,000 of office consolidation costs. In total, the Company has incurred approximately $4.8 million in severance and related costs, and $330,000 in office consolidation costs through the end of the third quarter of fiscal 2000. Since costs related to these charges were less than originally anticipated, the excess reserve of $1.0 million was reversed during the quarter ended March 31, 2000, resulting in a net restructuring charge for that quarter of approximately $900,000 (see Note 5).

7.   BUSINESS SEGMENTS

    Viasoft operates primarily in three business segments in the software industry: domestic products, domestic professional services and international products and professional services. For purposes of these segments, all of the Americas operations are reported as part of the domestic segment. The Company evaluates each business segment based upon operating profit. Each business segment's operating profits do not include an allocation of the cost of license and maintenance, research and development costs, corporate overhead costs, write-offs of purchase in-process research and development charges, restructuring charges and other income. The Company does not evaluate assets and capital expenditures on a segment basis. Segment information for the three and nine months ended March 31, 2000 and 1999, is as follows (in thousands):

                                                               Three Months Ended                  Nine Months Ended
                                                                   March 31,                           March 31,
                                                             2000              1999              2000              1999
                                                           --------          --------          --------          --------
REVENUES:
  Domestic products                                        $  5,988          $ 11,375          $ 23,266          $ 37,251
  Domestic professional services                              1,405             5,106             5,330            17,252
  International products and professional services            3,792             9,327            16,742            26,315
                                                           --------          --------          --------          --------
    Total revenues                                           11,185            25,808            45,338            80,818
OPERATING EXPENSES:

  Domestic products                                           1,274             3,779             5,139            13,271
  Domestic professional services                              1,744             4,694             6,270            15,088
  International products and professional services            3,755             4,564            12,821            15,242
  Cost of license and maintenance                             2,476             4,824             6,836            13,144
  Research and development                                    2,244             2,947             6,676            11,168
  Corporate overhead                                          3,043             4,685            10,669            13,739
                                                           --------          --------          --------          --------
  Total operating expenses                                   14,536            25,493            48,411            81,652
INCOME (LOSS) FROM OPERATIONS, BEFORE WRITE-OFF OF
  PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT,
  RESTRUCTURING CHARGES, OR OTHER INCOME:

  Domestic products                                           4,714             7,596            18,127            23,980
  Domestic professional services                               (339)              412              (940)            2,164
  International products and professional services               37             4,763             3,921            11,073
  Cost of license and maintenance                            (2,476)           (4,824)           (6,836)          (13,144)
  Research and development                                   (2,244)           (2,947)           (6,676)          (11,168)
  Corporate overhead                                         (3,043)           (4,685)          (10,669)          (13,739)
                                                           --------          --------          --------          --------
TOTAL INCOME (LOSS) FROM OPERATIONS, BEFORE
  WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND
  DEVELOPMENT, RESTRUCTURING CHARGES, OR
  OTHER INCOME:                                              (3,351)              315            (3,073)             (834)
  Write-off of purchased in-process research and
  Development                                                    --                --                --            (5,013)
  Restructuring charges                                        (928)               --              (928)           (4,790)
  Merger expenses                                            (1,658)               --            (1,658)               --
  Other income                                                  820               432             2,751             2,745
                                                           --------          --------          --------          --------


INCOME (LOSS) BEFORE INCOME TAXES                          $ (5,117)         $    747          $ (2,908)         $ (7,892)
                                                           ========          ========          ========          ========

    The Company operates in one industry which includes the development, marketing and support of business solutions that enable large organizations worldwide to understand, manage, evolve, reuse, transition and modernize mission-critical applications that support their fundamental business processes. These business solutions are provided through integrated software products and specialized professional consulting services.

8.       EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share ("EPS") data were computed as follows (in thousands, except per share date):

                                                              THREE MONTHS                        NINE MONTHS
                                                                 ENDED                              ENDED
                                                                MARCH 31,                          MARCH 31,
                                                          2000              1999             2000              1999
                                                        --------          --------         --------          --------
BASIC EPS:
  Numerator:  Net income (loss)                         $ (3,325)         $    487         $ (1,892)         $ (5,133)
                                                        --------          --------         --------          --------
  Denominator:
     Weighted average common shares outstanding           18,092            18,054           18,010            18,443
                                                        --------          --------         --------          --------
      Basic EPS                                         $  (0.18)         $   0.03         $  (0.11)         $  (0.28)
                                                        ========          ========         ========          ========

                                                              THREE MONTHS                        NINE MONTHS
                                                                 ENDED                               ENDED
                                                                MARCH 31,                           MARCH 31,
                                                          2000              1999             2000              1999
                                                        --------          --------         --------          --------
DILUTED EPS:
  Numerator:  Net income (loss)                         $ (3,325)         $    487         $ (1,892)         $ (5,133)
                                                        --------          --------         --------          --------
  Denominator:
     Weighted average common shares outstanding           18,092            18,054           18,010            18,443
     Dilutive effect of stock options                         --               141               --                --
                                                        --------          --------         --------          --------
  Total shares                                            18,092            18,195           18,010            18,443
                                                        --------          --------         --------          --------
     Diluted EPS                                        $  (0.18)         $   0.03         $  (0.11)         $  (0.28)
                                                        ========          ========         ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q, in "Factors That May Affect Future Results" in the Company's Form 10-K for the year ended June 30, 1999 and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"). See "Special Note on Forward-Looking Statements."

OVERVIEW

     On April 27, 2000 Viasoft and Allen Systems Group, Inc. ("Allen Systems") announced the execution of a merger agreement (the "Merger Agreement") providing for Allen Systems and its wholly-owned subsidiary ASG Sub, Inc. ("ASG Sub") to acquire Viasoft through a cash tender offer followed by a merger. As part of the Merger Agreement, Viasoft has agreed, upon the purchase of a majority of the shares outstanding on a fully diluted basis by ASG Sub, to purchase the remaining shares tendered with its available cash. On May 4, 2000, ASG Sub and Viasoft offered to purchase all outstanding shares of Viasoft's common stock for $8.40 per share on the terms and conditions of an offer to purchase submitted to the Viasoft shareholders. Following completion of the tender offer and subject to satisfaction of certain conditions, ASG Sub will be merged into Viasoft, with Viasoft surviving as a wholly-owned subsidiary of Allen Systems. This offer is scheduled to expire on Friday, June 2, 2000, unless extended. (See Note 2 to the Consolidated Financial Statements).

     Viasoft believes that its business, results of operations, financial condition and liquidity may be materially adversely affected by the announcement of the proposed acquisition by Allen Systems. Consummation of the proposed acquisition of Viasoft by Allen Systems is subject to certain conditions, including the condition that at least 51% of the shares of Viasoft common stock outstanding on a fully-diluted basis are tendered and not withdrawn. In addition, the Merger Agreement with Allen Systems imposes restrictions on Viasoft's conduct of its business and its ability to take certain actions without Allen System's consent. These restrictions could have a material adverse affect on Viasoft's business.

     For additional information about the announced transactions with Allen Systems and ASG Sub, see the Schedule TO filed by Allen Systems, ASG Sub and Viasoft with the SEC and the Solicitation/Recommendation Statement filed by Viasoft with the SEC.

    On July 15, 1999, Viasoft and Compuware Corporation ("Compuware") announced the execution of a merger agreement (the "Compuware Merger Agreement") providing for Compuware to acquire Viasoft through a cash tender offer, subject to the satisfaction of certain conditions. The expiration date of this offer had been extended a number of times, in order to provide additional time to evaluate available options to defend a civil action filed by the Antitrust Division of the Department of Justice ("DOJ") to block the acquisition. The Compuware Merger Agreement was terminated by Viasoft and Compuware on January 18, 2000. (See Note 3 to the Consolidated Financial Statements).

    Viasoft believes that its business, results of operations, financial condition and liquidity have been materially adversely affected by the announcement of the proposed acquisition by Compuware, the DOJ litigation and resulting termination of the Compuware Merger. Relationships with customers have been adversely affected and revenues from product licenses and professional services have declined as customers have delayed or reconsidered purchase decisions. In addition, the Company has experienced significant employee attrition as a result of the announcement of the Compuware transaction and the subsequent delays and uncertainty. Loss of employees has been most significant in the marketing and administration functions and in the sales force, particularly in the United States. The Company believes that its business, results of operations, financial condition and liquidity may be further materially adversely affected, as the Company works to recover from the effects of the terminated Compuware transaction. Among other things, Viasoft will be required to restructure and rebuild its workforce and reinforce both its customer relationships and position in the marketplace following termination of the proposed merger. In the third quarter of fiscal 2000, the Company announced the reorganization of its business into product line divisions. Implementing this reorganization required a workforce reduction of approximately 54 people.

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

    Revenue is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-9, which modifies SOP 97-2 with respect to certain transactions involving multiple element arrangements. Accordingly, revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer or a purchase order has been received from a reseller after receipt of an executed reseller agreement and any remaining obligations under the license agreement are insignificant. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license is unbundled from the license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) is deferred and recognized straight-line over the term of the contracts. Revenues from professional services fees are recognized generally as related services are provided. Professional services do not involve significant customization, modification or production of the licensed software.

     The discussion of results of operations for the three and nine months ended March 31, 2000 and 1999 below excludes the effect of restructuring charges, purchased in-process research and development charges and the non-recurring charge related to the terminated merger with Compuware. (See Notes to Consolidated Financial Statements).

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

REVENUES

    Total revenues were $11,185,000 for the quarter ended March 31, 2000, as compared to $25,808,000 for the quarter ended March 31, 1999. Software license fees were $2,307,000 for the quarter ended March 31, 2000, a decrease of 78% from $10,693,000 in the quarter ended March 31, 1999. The decrease in software license fees related to customer decisions to postpone or reconsider purchases due to the proposed acquisition of the Company by Compuware, loss of sales personnel as a result of the transaction and the slowdown in the worldwide demand for the Company's year 2000 mainframe and desktop software tools. Beginning in late fiscal 1999, OnMark 2000 license revenues began to decline significantly both domestically and internationally. This decline continued to accelerate as the year 2000 approached. Management believes that the year 2000 market is substantially over and that the Company will receive minimal, if any, year 2000 related revenue in the next two quarters. In addition, management believes that license fee revenue may continue to be adversely affected as the Company works to recover from the effects of the terminated Compuware transaction, and may also be adversely affected by the recent announcement of the Allen Systems transaction.

    Maintenance fees were $6,818,000 in the quarter ended March 31, 2000, compared to $8,407,000 in the quarter ended March 31, 1999, a decrease of 19%. With the Company's entry into the desktop software market with the OnMark 2000 product line, it has been the Company's experience that a large number of OnMark customers do not purchase maintenance services. As a result, the Company has experienced erosion in maintenance revenue because a large percentage of license sales in late fiscal 1998 and throughout fiscal 1999 were OnMark 2000 licenses without maintenance agreements. Also, management believes some customers may not have renewed maintenance as a result of the proposed Compuware transaction, as well as customer re-evaluations of software requirements for their enterprise. In fiscal 1999 and continuing into fiscal 2000, the Company saw instances of maintenance cancellations that management believes were the result of customers canceling maintenance after completion of their year 2000 remediation projects.

    Professional services fees were $2,049,000 for the quarter ended March 31, 2000, a decrease of 69% from $6,693,000 in the quarter ended March 31, 1999. In April 1999, the Company announced a reorganization of its operations to transition to a solutions-driven model focused on e-business enablement, and accordingly developed plans to grow its services business. Management believed that the Company could experience weakness in professional services fee revenue and margins as it transitioned to this new model. As a result of the announcement of the proposed acquisition of the Company by Compuware in July 1999, the Company was not able to fully implement the planned transition to a solutions-based model. The decrease in professional services fee income is a result of customers, both domestically and internationally, who delayed or reconsidered decisions regarding signing new service agreements while the outcome of the merger with Compuware was undetermined. Management believes that professional services fee revenue may continue to be adversely affected by the terminated merger with Compuware for the reasons discussed above and may also be adversely affected by the recent announcement of the Allen Systems transaction.

COST OF REVENUES

    Cost of software license and maintenance fees, which includes royalties, cost of customer support and packaging and product documentation, was $2,542,000 in the quarter ended March 31, 2000. This includes a one-time charge of $1,000,000 relating to the write off of SHL intangible assets (see Note 4 to the Consolidated Financial Statements). Excluding this one-time charge, cost of software license and maintenance fees was $1,542,000 in the quarter ended March 31, 2000, a decrease of 59% from $3,785,000 in the quarter ended March 31, 1999. Excluding the one-time charge referred to above, gross margins on software license and maintenance fees increased to 83% in the quarter ended March 31, 2000, compared to 80% in the quarter ended March 31, 1999. A decrease in royalty expenses due to the decrease in sales of the OnMark 2000 product line was the primary reason for the margin improvement and the reduction in costs. All products in the OnMark product line require royalty payments to third parties. As noted above, OnMark revenues have declined significantly year-over-year. Other factors contributing to the decrease in cost of software license and maintenance fees and improvement in margins included lower software license fee revenues, the reduction in the number of customer support personnel and third party consultants used for customer support worldwide as a result of the Company's fiscal 1999 and 2000 reorganizations and personnel attrition due to the terminated Compuware transaction.

    Cost of professional services fees, which consists principally of personnel costs, third-party subcontracting costs, and other costs related to the professional services business, was $2,777,000 in the quarter ended March 31, 2000, a decrease of 53% from $5,965,000 in the quarter ended March 31, 1999. The decrease in expenses was primarily a result of lower subcontractor costs in line with the decrease in professional services fee revenues. The gross margin for professional services was a negative 36% in the quarter ended March 31, 2000, compared to 11% in the quarter ended March 31, 1999. The negative margin was a result of the Company's inability to cover the costs of the overhead in the professional services group due to the decline in professional services fee revenue in the second quarter of fiscal 2000. The Company believes that negative professional services margins may continue in the near term as the Company works to recover from the effects of the terminated Compuware transaction.

SALES AND MARKETING

    Sales and marketing expenses, which consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing personnel, were $4,537,000 in the quarter ended March 31, 2000, a decrease of 55% from $9,987,000 in the quarter ended March 31, 1999. The decrease is attributable primarily to a decrease in the number of sales and marketing personnel and their related costs as a result of attrition due to the Company's fiscal 1999 and 2000 reorganization plans and the terminated Compuware transaction. In addition, bonuses and commissions declined due to the decrease in license revenues. Furthermore, external consulting, marketing and promotional costs declined as the Company reprioritized strategic marketing programs in anticipation of the proposed merger with Compuware. Sales and marketing expense as a percentage of total revenues was 41% in the quarter ended March 31, 2000, and 39% in the quarter ended March 31, 1999. Management anticipates that sales and marketing expenses will increase as Viasoft takes steps to reinforce customer relationships and its position in the marketplace following the termination of the Compuware transaction.

RESEARCH AND DEVELOPMENT

    Research and development expenditures consist primarily of personnel costs of the research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel and third-party development costs. Research and development expenditures were $2,244,000 in the quarter ended March 31, 2000, compared to $2,933,000 in the quarter ended March 31, 1999, representing a decrease of 23% between comparable quarters. A decrease in third-party development costs along with the decrease in development personnel as a result of the Company's reorganization are the primary reasons for the decline in research and development expenses. As a percentage of total revenues, research and development costs increased to 20% in the quarter ended March 31, 2000, from 11% for the quarter ended March 31, 1999, primarily as a result of the decrease in revenues.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses include the costs of finance and accounting, legal, human resources, corporate information systems, and other administrative functions of the Company. General and administrative expenses were $2,436,000 in the quarter ended March 31, 2000, a decrease of 14% from $2,823,000 in the quarter ended March 31, 1999. This decrease is primarily a result of decreased general and administrative personnel and their related costs as a result of attrition due to the terminated Compuware transaction. As a percentage of total revenues, general and administrative expenses were 22% in the quarter ended March 31, 2000, compared to 11% in the quarter ended March 31, 1999. This increase is primarily due to the overall decrease in revenues.

OTHER INCOME (EXPENSE)

    Other income was $820,000 in the quarter ended March 31, 2000, compared to $432,000 in the quarter ended March 31, 1999. The increase is primarily a result of an overall decrease in foreign exchange losses.

INCOME TAX BENEFIT/PROVISION

    The Company's income tax benefit was $1,792,000 in the quarter ended March 31, 2000, compared to an income tax provision of $260,000 in the quarter ended March 31, 1999. The Company's effective rate for the quarters ended March 31, 2000 and 1999 was 35% .

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

REVENUES

    Total revenues were $45,338,000 for the nine months ended March 31, 2000, as compared to $80,818,000 for the quarter ended March 31, 1999. Software license fees were $14,323,000 for the nine months ended March 31, 2000, a decrease of 58% from $34,166,000 in the nine months ended March 31, 1999. The decrease in software license fees related to customer decisions to postpone or reconsider purchases due to the proposed acquisition of the Company by Compuware and, additionally, the slowdown in the worldwide demand for the Company's year 2000 mainframe and desktop software tools. Beginning in late fiscal 1999, OnMark 2000 license revenues began to decline significantly both domestically and internationally. This decline has continued to accelerate as the year 2000 approached. Management believes that the year 2000 market is substantially over and the Company will receive minimal, if any, year 2000 related revenue in the next two quarters. In addition, management believes that license fee revenue may continue to be adversely affected as the Company works to recover from the effects of the terminated Compuware transaction and may also be adversely affected by the recent announcement of the Allen Systems transaction.

    Maintenance fees were $22,944,000 for the nine months ended March 31, 2000, compared to $25,549,000 in the nine months ended March 31, 1999, a decrease of 10%. With the Company's entry into the desktop software market with the OnMark 2000 product line, it has been the Company's experience that a large number of OnMark customers do not purchase maintenance services. As a result, the Company has experienced erosion in maintenance revenue because a large percentage of license sales in late fiscal 1998 and throughout fiscal 1999 were OnMark 2000 licenses without maintenance agreements. Also, management believes some customers may not have renewed maintenance as a result of the proposed Compuware transaction, as well as customer re-evaluations of software requirements for their enterprise. In addition, in fiscal 1999 and continuing into fiscal 2000, the Company saw instances of maintenance cancellations that management believes were the result of customers canceling maintenance after completion of their year 2000 remediation projects.

    Professional services fees were $8,051,000 for the nine months ended March 31, 2000, a decrease of 62% from $21,072,000 in the quarter ended March 31, 1999. In April 1999, the Company announced a reorganization of its operations to transition to a solutions-driven model focused on e-business enablement, and accordingly developed plans to grow its services business. Management believed that the Company could experience weakness in professional services fee revenue and margins as it transitioned to this new model. As a result of the announcement of the proposed acquisition of the Company by Compuware in July 1999, the Company was not able to fully implement the planned transition to a solutions-based model. The decrease in professional services fee income is a result of customers, both domestically and internationally, who delayed or reconsidered decisions regarding signing new services agreements while the outcome of the merger with Compuware was undetermined. Management believes that professional services fee revenue will continue to be adversely affected by the terminated merger with Compuware for the reasons discussed above and may also be adversely affected by the recent announcement of the Allen Systems transaction.

COST OF REVENUES

    Cost of software license and maintenance fees was $7,037,000 in the nine months ended March 31, 2000. This includes a one-time charge of $1,000,000 taken in the third quarter relating to the write off of SHL intangible assets (see
Note 4 to the Consolidated Financial Statements). Excluding this one-time charge, cost of software license and maintenance fees was $6,037,000 in the nine months ended March 31, 2000, a decrease of 50% from $12,140,000 in the nine months ended March 31, 1999. Excluding the one-time charge referred to above, gross margins on software license and maintenance fees increased to 84% for the nine months ended March 31, 2000, compared to 80% for the nine months ended March 31, 1999. A decrease in royalty expenses due to the decrease in sales of the OnMark 2000 product line was the primary reason for the margin improvement and the reduction in costs. All products in the OnMark product line require royalty payments to third parties. As noted above, OnMark revenues have declined significantly year-over-year. Other factors contributing to the decrease in cost of software license and maintenance fees are the reduction in the number of customer support personnel and third party consultants used for customer support worldwide as a result of the Company's fiscal 1999 and 2000 reorganizations, personnel attrition due to the terminated Compuware transaction and lower product packaging costs and external consulting costs as a result of the reduction in OnMark revenue.

    Cost of professional services fees was $9,798,000 in the nine months ended March 31, 2000, a decrease of 46% from $18,064,000 in the nine months ended March 31, 1999. The decrease in expenses was primarily a result of lower subcontractor costs in line with the decrease in professional services fee revenues. The gross margin for professional services was a negative 22% in the nine months ended March 31, 2000, compared to a positive margin of 14% in the nine months ended March 31, 1999. The negative margin was a result of the Company's inability to cover the costs of the overhead in the professional services group due to the decline in professional services fee revenue. The Company believes that negative professional services margins may continue in the near term as the Company works to recover from the effects of the terminated Compuware transaction.

SALES AND MARKETING

    Sales and marketing expenses were $16,539,000 in the nine months ended March 31, 2000, a decrease of 49% from $32,331,000 in the nine months ended March 31, 1999. Certain expenses totaling approximately $600,000 which had been classified as sales and marketing expenses in the first quarter of fiscal 2000 have been reclassified to general and administrative in the year-to-date presentation to more accurately reflect the nature of the expenses. Sales and marketing expenses as a percentage of total revenues were 36% in the nine months ended March 31, 2000, and 40% in the same period in fiscal 1999. These decreases are attributable primarily to a decrease in the number of sales and marketing personnel and their related costs as a result of attrition due to the Company's fiscal 1999 and 2000 reorganization plans and the terminated Compuware transaction. Bonuses and commissions declined due to the decrease in license revenues. Furthermore, external consulting, marketing and promotional costs declined during this period as the Company reprioritized strategic marketing programs in anticipation of the proposed merger with Compuware. Also, in fiscal 1999, the Company took a $1.1 million charge for bad debts which was not necessary in fiscal 2000. Management anticipates that sales and marketing expenses will increase as Viasoft takes steps to reinforce customer relationships and its position in the marketplace following termination of the Compuware transaction.

RESEARCH AND DEVELOPMENT

    Research and development expenditures were $6,676,000 in the nine months ended March 31, 2000, compared to $11,155,000 in the nine months ended March 31, 1999, a decrease of 40%. In fiscal 1999, research and development charges of $1.5 million for third-party development of certain technologies acquired during the first nine months of fiscal 1999 were incurred. There were no such expenditures made in fiscal 2000. This lack of significant third-party development expenses, combined with the decrease in development personnel as a result of the Company's reorganization, account for the decline in research and development expenses. Research and development costs increased to 15% of total revenues in the nine months ended March 31, 2000, from 14% for the nine months ended March 31, 1999, primarily as a result of the reduction in total revenues.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses were $8,361,000 for the nine months ended March 31, 2000, as compared to $7,962,000 in the nine months ended March 31, 1999. Certain expenses totaling approximately $600,000 which had been classified as sales and marketing expenses in the first quarter of fiscal 2000 have been reclassified to general and administrative in the year-to-date presentation to more accurately reflect the nature of the expenses. General and administrative expenses have increased 5% year-over-year. This increase is primarily a result of additional amortization of intangibles related to the EraSoft and SHL acquisitions and additional external consulting costs related to the Company's year 2000 readiness project, offset by savings in personnel costs as a result of attrition due to the Company's reorganization and the terminated Compuware transaction. As a percentage of total revenues, general and administrative expenses were 18% in the nine months ended March 31, 2000, compared to 10% in the nine months ended March 31, 1999. This increase is primarily due to the overall decrease in revenues and the increase in expenses noted above.

OTHER INCOME (EXPENSE)

    Other income was $2,751,000 in the nine months ended March 31, 2000, compared to $2,745,000 in the nine months ended March 31, 1999.

INCOME TAX BENEFIT/PROVISION

    The Company's income tax benefit was $1,016,000 in the nine months ended March 31, 2000, compared to a benefit of $2,759,000 in the nine months ended March 31, 1999. The Company's effective rate for the nine months ended March 31, 2000 and 1999, was 35%.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000, the Company had cash and cash equivalents and investments of $88,323,000, representing an increase of $2,273,000 from the total of $86,050,000 at June 30, 1999. The increase is primarily from cash generated from operations.

    During the first three quarters of fiscal 2000, the Company generated $4,706,000 from income before depreciation, amortization and other non-cash items, and used $2,627,000, resulting in $2,079,000 of net cash provided by operations. During the first three quarters in fiscal 1999, the Company generated $8,783,000 from income before depreciation, amortization and other non-cash items, and used $1,744,000, resulting in $7,039,000 of net cash provided by operations.

    The Company's investing activities provided cash of $10,587,000 in the nine months ended March 31, 2000 and used cash of $2,756,000 in the nine months ended March 31, 1999. In the nine months ended March 31, 2000, cash was provided by investment sales and maturities exceeding purchases. In the nine months ended March 31, 1999, cash was used to purchase investments, for the acquisition of SHL and, to a lesser extent, the purchase of furniture, fixtures, and equipment, all partially offset by investment maturities.

    The Company's financing activities provided cash of $511,000 and used cash of $12,523,000 in the nine months ended March 31, 2000 and 1999, respectively. In the nine months ended March 31, 2000, cash was provided by sales of treasury stock for stock option exercises and the employee stock purchase plan. In the nine months ended March 31, 1999, cash was used to purchase shares of treasury stock through the Company's stock repurchase program.

    As of March 31, 2000, the Company did not have any material commitments for capital expenditures. For the remainder of fiscal 2000, the Company anticipates capital expenditures of approximately $100,000, primarily for personal computer upgrades.

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

     The Company has received no reports of significant year 2000 related problems experienced by the Company's customers with regard to any of the Company's products or services. In addition, the Company has not experienced any significant year 2000 issues with respect to its internal systems or the systems of a material vendor or strategic partner. However, there can be no assurances that the Company will not experience significant unanticipated negative consequences caused by undiscovered year 2000 problems in its internal systems, products and services provided by third parties or the products and services provided by the Company to its customers. The Company continues to monitor its product support and internal organization and the status of vendor-provided services for any indications that the year 2000 issue had impacted its products, its material internal systems or its material third party relationships. Any such year 2000 problem could have a material adverse effect on the Company's business, results of operations and financial condition in the future.

     The Company budgeted approximately $5.6 million for its year 2000 compliance program and has incurred approximately $5.2 million of these expenses. These expenses began in 1995, when the Company first began the assessment and remediation of internally developed programs, and the final expenses were incurred in the quarter ending March 31, 2000, primarily for staffing and expenses related to extensive coverage provided by the Company during the millennium weekend.

     A more detailed discussion of certain risks associated with the year 2000 issue and the Company's actions and plans to address this issue is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as well as the quarterly reports on Form 10-Q for the quarters ended September 30, 1999 and December 31, 1999.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The results of operations of the Company for the periods discussed above have not been significantly affected by inflation or (except as described below) foreign currency fluctuations. Sales made through the Company's foreign distributors are denominated in U.S. dollars, except in Italy and Spain, where they are denominated in local currency. Sales by the Company's foreign subsidiaries are principally denominated in the currencies of the countries where sales are made. The Company experienced losses of approximately $380,000 from foreign currency fluctuations in the nine months ended March 31, 2000, compared to a loss of $587,000 in the nine months ended March 31, 1999.

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

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    Except for historical information contained herein, this Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Included in such forward-looking statements are those statements in "Year 2000 Considerations" regarding the Company's plans and expectations relating to the Company's year 2000 compliance. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, quarterly conference calls or otherwise. The words "believes", "expects", "anticipates", "intends", "forecasts", "projects", "plans", "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, risks associated with the announcement of the proposed transaction with Allen Systems, risks associated with the reorganization of the Company, the affect of the termination of the proposed acquisition by Compuware and potential claims made against the Company by Compuware, risks associated with the Company's efforts to restructure and rebuild its workforce and reinforce both customer relationships and its position in the marketplace following termination of the Compuware transaction, the Company's dependence on the rapidly declining year 2000 century date conversion market, both mainframe and desktop, and dependence on its ESW primary product line, the volatility of the Company's common stock price, fluctuations in revenues and operating results, the Company's ability to manage changes in its professional services business and risks associated with a professional services business, including volatility of workload, ability to successfully manage consulting projects, proper allocation of resources and hiring, training and retaining qualified personnel, risks associated with international operations including longer payment cycles and exchange rate fluctuations, the Company's ability to manage rapid change in its business and industry, the Company's ability to enhance existing products and develop or acquire new products and technology to keep pace with technological developments and evolving industry standards and to respond to changes in customer needs, the Company's dependence on key management and technical personnel and increasing competition to attract skilled personnel, and general economic and business conditions, as well as factors discussed elsewhere in this Form 10-Q, in "Factors That May Affect Future Results" in the Company's Form 10-K for the year ended June 30, 1999, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

ITEM 1.  LEGAL PROCEEDINGS.

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

     On January 24, 2000, Viasoft received a letter from Compuware claiming that Viasoft violated the previously terminated merger agreement with Compuware and demanding $10 million in damages. Compuware alleged that Viasoft violated its obligations under the merger agreement to refrain from seeking alternative take-over proposals and, as a result, failed to use reasonable efforts to obtain regulatory approval and consummate the proposed transaction. Viasoft has stated that there is no basis for these claims and believes the Compuware allegations to be entirely without merit. To Viasoft's knowledge, Compuware has not commenced any legal proceedings with respect to its claims. Any proceedings that are commenced with respect to this matter will be defended vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 27, 2000, the Company amended the Rights Agreement between the Company and Harris Trust and Savings Bank relating to the preferred stock purchase rights previously issued by the Company to holders of its common stock, in order to permit the proposed transaction with Allen Systems to proceed without triggering the rights under the Rights Agreement. (See Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS

           NUMBER DESCRIPTION

           27              Financial Data Schedule

     (b)   REPORTS ON FORM 8-K

           A Form 8-K Current Report dated March 13, 2000 was filed to report under Item 5 the press release issued by the Company announcing the annual meeting of stockholders of the Company.

           A Form 8-K Current Report dated April 27, 2000 was filed to report under Item 5 the press release issued by the Company and Allen Systems announcing Allen Systems' proposed acquisition of the Company.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Viasoft, Inc.


Date:   May 12, 2000                By /s/ Steven D. Whiteman
                                       ----------------------
                                       Steven D. Whiteman
                                       President
                                       Acting Chief Accounting Officer